Form 10KSB
period 1999-12-31
ID TECHNOLOGIES CORP
filed 2000-03-30
CIK 1096279

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

(Mark  One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For  the  fiscal  year  ended      December  31,  1999
                                       ------------------------


[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT  OF  1934.

                     For the transition period from      to
                                                   ------   -----

                     Commission file number       000-28301
                                             --------------

                           ID TECHNOLOGIES CORPORATION
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)


     North  Carolina                                              56-1866233
     ---------------                                           ---------------
   (State  or  Other  Jurisdiction  of                        (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

920  Main  Campus  Drive  /  Suite  400
Raleigh,  North  Carolina                                            27606
---------------------------------------                           -----------
(Address  of  Principal  Executive  Offices)                       (Zip Code)

                                 (919) 424-3722
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
       --         --


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The  issuer's  revenues  for  its  most  recent  fiscal  year:  $2,000.00
                                                                     ---------
     As of March 15, 2000, 8,380,171 shares of common stock were outstanding. As of March 15, 2000, the aggregate market value of shares of common stock held by non-affiliates was approximately $ 2,891,576.




                                FORM 10-KSB INDEX

CAUTIONARY  STATEMENT  REGARDING  FORWARD  LOOKING  STATEMENTS

PART  I
     ITEM  1.     DESCRIPTION  OF  BUSINESS.
     ITEM  2.     DESCRIPTION  OF  PROPERTY.
     ITEM  3.     LEGAL  PROCEEDINGS.
     ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

PART  II
     ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS.
     ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.
     ITEM  7.     FINANCIAL  STATEMENTS.
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

PART  III
     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
     ITEM  10.    EXECUTIVE  COMPENSATION.
     ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                  MANAGEMENT.
     ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
     ITEM  13.    EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K.

SIGNATURES










CAUTIONARY  STATEMENT  REGARDING  FORWARD  LOOKING  STATEMENTS

     This Form 10-KSB contains forward-looking statements. Any statements contained in this Form 10-KSB that are not statements of historical fact are intended to be and are hereby identified as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. ID Technologies Corporation, a North Carolina corporation (the "Company" or "IDTEK") cautions readers that forward looking statements involve known and unknown risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.

     Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances; and failure by the Company to successfully develop business relationships and strategic alliances. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: ability of the Company to obtain acceptable forms and amounts of financing to fund current and future operations, research and development and acquisitions; competition; the Company's operating losses; the Company's ability to commercially develop its proposed products; the Company's ability to attract, hire and retain employees and management personnel; and the Company's ability to regain control over the development and exploitation of its technology. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

     GENERAL

     The Company was incorporated on March  16,  1994,  under the name CardGuard
International, Inc. On July 23, 1998, the Company changed its name from CardGuard International, Inc. to ID Technologies Corporation. The Company's corporate headquarters are located in Raleigh, North Carolina. Since inception, the Company has had no significant revenues and is considered to be a development stage company.

     The Company is primarily a licensing company and is in the business of: (i) developing and marketing its patented self-authenticating fingerprint technology for applications where authentication of the identity of the owner of the card is important (the "Technology") and (ii) selling exclusive and nonexclusive licenses to use the Technology. The Company does not currently design, manufacture, market or sell any finished goods or products which make use of the Technology and has no current plans or ability to do so. Consequently, the Company intends to continue development of the Technology and to promote its Position as a licensor of the Technology to both sublicensors and manufacturers of finished goods and products.

     During the period from inception to December 1996, the Company focused on obtaining a patent for the Technology. In December 1996, the Company received the Notice of Allowance from the United States Patent Office for issuance of its patent.

     In July 1997, the Company entered into an exclusive licensing agreement (the "IRE Agreement") with Information Resource Engineering, Inc. ("IRE"), a leading provider of computer network security and encryption products and services. Pursuant to the IRE Agreement, IRE provides research and development assistance to the Company to develop the Technology. Currently, the success of the Company is substantially dependent on the operations, research and development of IRE. See section heading - "LICENSING AND LICENSE AGREEMENTS."

     THE  TECHNOLOGY

     The Technology includes patented and trade secret technologies which are designed to allow authentication and re-authentication of biometric skin surfaces, including finger and thumbprints. The Technology is designed to identify authorized card, document and other item users by means of self-authenticating panels/substrates which register and re-authenticate authorized users without the assistance of databases or external devices of any sort. The biometric sensing panel component of the Technology will enable instantaneous fingerprint identification. The sensing panel is designed to utilize microchip-assisted and electrically-powered sensing, storing, computing transmitting/signaling and associated technologies which are designed to be housed in a credit card sized surface panel.

     As a result of the Technology's design, it will not be dependent upon Storing a user's fingerprint in a central database, but will store and Confirm fingerprints in a self-contained unit. All present verification systems known to the Company utilize databases to store user fingerprint information. In such systems, valuable biometric signatures (fingerprint, eye scan, etc.) Are kept with hundreds of thousands of other such signatures in databases. This method of storing biometric information raises privacy concerns because such databases become, in effect, national registries for fingerprints or other biometric signatures. Moreover, database technology has long been characterized by problems such as data mismatches, high costs, unauthorized access to files and unauthorized access to the database itself. Although
the  Technology  is  not  dependent   upon databases or external devices, it is
possible for the Technology to malfunction, leaving the user without a working card or other identification system.

     Certain methods, processes and technologies which comprise the Technology Are generally patent protected by US Patent No. 5623552. The original US patent has been augmented with other trade secret technologies acquired or developed by IRE to cover many types of identification and security cards, as well as other devices enabling applications which make use of the Technology.

     The Technology has not yet been fully developed into a finished product. However, there are three progressive prototype cards incorporating the Technology now in development. The first prototype is the discrete components card ("DCC"), which is a credit or debit card sized model that contains a memory chip to store the fingerprint. A working prototype of this card was completed in November 1999. The second prototype is the chip on board card ("COB"), which will combine the components of the first prototype into two distinct on-board microelectronic chips that will perform all necessary functions, lower expenses of the system and allow initial mass production of the device. A fully working COB card is scheduled to be completed in the fall of 2000. Finally, the third prototype is the unified chip card ("UCC"), which the Company believes will further lower the production cost and increase the strength and durability of the product. A fully working UCC is scheduled to be completed by the end of the last quarter of 2000.

     THE  MARKET

     The market for cards employed for the storage of confidential information, the maintenance of stored value, debit and credit cards, and security access and control cards represents over one billion of the cards in use today worldwide. This market includes the private credit, medical/insurance, airport and airline security, hotel security, banking and telecommunications industries. The advent and acceptance of a worldwide standard operating system to both read and write on stored value and information cards has raised serious concerns about how to protect unauthorized access to such information. To the knowledge of the Company, there are currently only commercial biometric processors which rely on special card readers, expensive specialized software and separate equipment in order to capture biometric signatures (such as fingerprints) on a card. While almost all of the applications mentioned above have the potential to support the use of a self-authenticating fingerprint evaluator device, the Company will focus on markets that have demonstrated early interest in the Technology.

     MARKETING  PLANS

     The Company has commenced pre-marketing of the Technology to government and industry. The Company's Technology system concept was demonstrated for the public in May 1999 at Card Tech/Secure Tech 99, the world's leading card technology and security tradeshow. Internet and conventional marketing have also generated interest in the Technology both internationally and domestically, which has resulted in several further demonstrations of the Company's Technology system concept. Thirty-one demonstrations have been given to many potential licensees, including IBM, VISA International, MasterCard, American Express, Lockheed-Martin, General Electric, WhoVision, US Immigration and Naturalization Services, Citibank, Bank of America, Cabletron, Bull and other companies and governmental agencies. However, there can be no assurance that any such companies or agencies will become licensees or users of the Technology. Upon completion of a fully-working prototype of the COB card which is expected to be in the fall of 2000, the Technology will be marketed to those industries that demonstrate the potential for early exposure, publicity, profitability and diversification into other licensing areas. To achieve this goal, the Company intends to pursue licensing, partnerships and strategic alliances with industry and government agencies through both direct contact and the use of consulting services. However, there can be no assurance that the Company will develop such relationships.

     COMPETITION

     At present, identification and security verification processes range from simple devices used to store personal information such as names and addresses (non-biometric) to highly secretive security systems which can verify complex biometric data such as fingerprints, voice prints and eye characteristics (biometric). The Company expects to compete with both non-biometric and biometric technologies. With current non-biometric technologies, the user must typically possess a key, card, or bit of information, such as a personal identification number or password. These systems are easily defeated by obtaining possession of the key, card, or password, or by counterfeiting the key or the card. With respect to existing biometric technology, some of the perceived disadvantages are as follows:

          o Hand geometry devices are subject to physical changes in the user. The devices are also typically large and, therefore, difficult to Integrate into many applications.

          o Facial recognition technology can be fooled by photographs and is typically cost-prohibitive, thereby limiting its application in mass-market uses.

          o Iris scanning has remained costly, subject to user motion and requires large databases.

          o Retinal scanning has also remained expensive and is subject to user health concerns regarding laser scanning of the retina.

          o Signature verification is subject to user physical changes over time and is susceptible to forgery.

          o Voice analysis is subject to user physical changes and can be forged
            through   the  use  of  devices  capable of  recording and altering
            individual voices.

     Furthermore, most currently available biometric identity verification systems share a reliance upon database technology, which the Company believes is problematic. Most valuable biometric signatures (fingerprints, voiceprints, eye scans, etc.) commonly are stored with hundreds of thousands of other such signatures in databases. This method of storing information often presents multiple problems, including data mismatches, the high cost of storage and retrieval and unauthorized access to both the files and the database itself. The Company believes that the Technology system addresses more problems than many competing products by providing a means of identifying users at the point of authentication access without relying on information stored in a database. The information stored on the card incorporating the Technology is intended not to function in any reader or scanner without the authorized user's fingerprint first being placed on and matched with the data stored in the card itself. The user's fingerprint data never leaves the card. As a result, no databases or special readers will be required. Moreover, it is anticipated that all present readers such as ATMs and point of purchase terminals will be compatible with the Technology system because the Company currently plans to incorporate magnetic strip simulators into each card system that will activate only for authorized users and allow these cards to operate with database, or "legacy," systems worldwide.

     The Company considers companies such as Identix, Identicator, NRI, Harris, NEC, Motorola, Siemens, and other larger and smaller companies to be its competition. Almost all present competitors use card systems that require special readers and software applications to store digitized information and depend on power sources independent of the card device. The Company believes that it will offer a technological advantage over the current products of its competitors because the Technology is expected to reduce costs and eliminate the need for special equipment and software and will include a power source within the card. However, there can be no assurance that competitors will not introduce improved products or that the Company's product will function as the Company anticipates. The Technology, however, will not replace all competitive biometric systems since database systems will be of continuing value in certain applications. Indeed, even as retailers and other end-users of credit or identification cards accept cards utilizing alternative authentication technology, they will continue to need specialized equipment and software.

     LICENSING  AND  LICENSE  AGREEMENTS

     The Company is primarily a licensing company. The Company's initial licensing strategy consisted of granting exclusive licenses in broad fields of use. More recently, however, the Company has proposed to restructure its licensing strategy so that exclusive licenses would be granted in discrete markets only and licenses would otherwise be limited to non-exclusive licenses. Examples of discrete markets in which exclusive licenses may be granted include residential home security in the United States, copying equipment use in the United States, commercial building access and security in the Southeastern United States and prison system access and security in a particular state. Such licenses would have the following common components: a one-time standard license fee payable to the Company; a right retained by the Company to select the manufacturer of the product for the licensee; and either an ongoing royalty payable by the licensee or a manufacturing surcharge paid by the card manufacturers.

     The Company currently  has  five  main  license  holders:  IRE,  Protective
Technologies Inc. ("Protek"), Power^Up Marketing Corporation ("Power^Up"), Revolution Labs, Inc. ("Revolution") and BrentScott Associates, LLC ("BrentScott").

     In July 1997, pursuant to the IRE Agreement, the Company granted IRE an exclusive license to the Technology for use in IRE's primary business fields, including dedicated computer networks, the Internet, and treasury and banking areas. In consideration for this license (to which the Company ascribed a value of over $500,000) and an initial 13.7% equity interest in the Company, IRE agreed to provide (i) development of the Company's Technology and complimentary technology, (ii) $300,000 in cash and (iii) additional engineering, design and sales assistance. Also, IRE agreed to pay the Company a royalty equal to five percent (5%) of IRE's future gross revenues (subject to certain discounts, shipping, customs and insurance charges, taxes and allowances for returns) related to the use of the Company's patent in IRE's fields of license during the eighteen-year term of the IRE Agreement. This license was granted prior to the Company's change to a non-exclusive licensing system. For more information regarding the IRE Agreement, see Exhibit 6.02 attached hereto.

     In April 1998, the Company granted three separate exclusive licenses to three different licensees in the medical/pharmacy, telecommunications and private card/credit markets. In March of 1999, as part of the Company's shift to a non-exclusive licensing system, the Company entered into a new agreement (the "Protek Agreement") whereby these three exclusive licenses were canceled and Protek was granted the following:

     (1) For a 20 year period, if the Company receives a manufacturing surcharge payment under any license agreement in the areas of medical/pharmacy, telecommunications and private card/credit, the Company will pay Protek a portion of the license fees and/or the manufacturing surcharge and any other revenue the Company actually receives from those licenses.

     (2) For a period of seven years, Protek has the right to sell or use itself (or with allied concerns) nonexclusive licenses from the Company for the Technology in areas not subject to exclusive licenses granted by the Company. Protek will receive a credit of up to $2,625,000 to be applied to the initial license fees required to be paid in connection with such agreements.

     (3) For a period of 20 years, Protek has the nonexclusive right to sell nonexclusive license agreements in fields not covered by an exclusive license and shall receive a sales commission fee and manufacturing surcharges.

     (4) For the 20 year period, if the Company returns to the issuance of exclusive licenses in any of the original areas of license covered by the cancelled agreements, Protek will have the right to acquire an exclusive license in such field of license, subject to non-exclusive licenses previously granted.

For more information regarding the Protek Agreement, see Exhibit 6.04 attached hereto.

     In the last quarter of 1998, the Company entered into an exclusive licensing agreement with Revolution with a term expiring in January 2014 (the "Revolution Agreement"). Revolution and Protek have entered into an agreement that provides that Protek may acquire Revolution's rights under this license, subject to Protek's obtaining adequate financing for such purchase. Pertaining to the field of FAA-controlled airport and airline employee security and identification systems, the license was granted for a fee of $500,000, payment of which is subject to delivery of a biometric fingerprint recognition card incorporating the Technology at a cost of less than $20 per card. The license also includes an agreement for on-going royalty payments to the Company of 6% of Revolution's gross product sales. The Company considers this license to be within a narrow and definable field so as to cause no material problems for the Company's new, non-exclusive licensing system. The $500,000 license fee has not Been paid to date. For more information regarding the Revolution Agreement, see
Exhibit  6.03  attached  hereto.

     In February 1999, the Company granted to Power^Up an exclusive license (the "Power^Up Agreement") to use the Technology in connection with identification, access and security cards, associated systems and equipment of whatever type used in the hotel security industry, including hotel door locking devices, in-room safes, mini bars and all associated security systems worldwide. The initial term of the license is twenty (20) years. The license was granted for an initial fee of $25,000, and an additional fee of $350,000 will be due upon delivery and acceptance of a first working prototype. The license also includes an agreement for on-going royalty payments to the Company of 6% of Power^Up's gross product sales. The Company considers this license to be within a narrow and definable field so as to cause no material problems for the Company's new, non-exclusive licensing system. The $350,000 fee has not been paid to date. For more information regarding the Power^Up Agreement, see Exhibit 6.05 attached hereto.

     In October 1999, the Company granted to BrentScott an exclusive license (the "BrentScott Agreement") to use the Technology in connection with identification, access and security cards, associated systems and equipment of whatever type for all fields of use (except fields of use already subject to license) within the member States of the Gulf Cooperation Counsel States in the Middle East, consisting of the Kingdom of Saudi Arabia, Kuwait, Bahrain, U.A.E., Oman and Qatar. The initial term of the license is three (3) years and may be renewed for sequential one (1) year periods for a renewal fee of $10,000 per year. The license was granted for an initial fee of $25,000, paid and payable as follows: $2,000 upon execution of the agreement and $23,000 payable within ten (10) days after BrentScott's receipt of a functioning/ demonstrable and stand-alone operational product. Pursuant to the terms of the license, the Company does not collect a royalty from BrentScott, but instead collects a surcharge from authorized manufacturers from whom
BrentScott   must   purchase   the   finished  products.  For  more information
regarding the BrentScott Agreement, see Exhibit 6.01  attached  hereto.

     RESEARCH  AND  DEVELOPMENT

     The Company has spent considerable management time on the development of the Technology over the last three years; however, pursuant to the IRE Agreement, IRE is responsible for research and development with respect to the Technology. IRE has expended over $500,000 in engineering development costs from July 1997 to December 1999 on the development of the current DCC prototype. Pursuant to the IRE Agreement, IRE is currently responsible for developing the Technology for its intended uses. The Company has entered into negotiations with IRE with respect to taking over and completing such development. Although the IRE Agreement provides that IRE must proceed diligently to develop the technology, the Company is not prohibited from engaging in its own research and development. However, there can be no assurances that the Company will have the financial resources or ability to conduct such research and development. Furthermore, there can be no assurance that the Company will (or will have the resources to) enforce IRE's contractual obligation if IRE ceases its research and development activities. IRE has also taken the position in its negotiations with the Company that the Company is not entitled to access, possession or ownership of the development work-product to date unless the Company makes additional financial concessions to IRE. If the negotiations with IRE are successful, the Company would expect to take over such development by mid-2000, and the Company expects that an additional $2,000,000 in capital will be required and that two engineers would be engaged to implement the development.

     EMPLOYEES

     As of December 31, 1999, the Company engaged two full-time employees, four part-time employees and twelve independent contractors. Both full-time employees are involved in administrative and finance matters, and the four part-time employees assist the full-time employees with administrative and finance matters. The independent contractors are engaged primarily in marketing and sales of licenses of the Technology.

     REPORTS  TO  SECURITY  HOLDERS

     Prior to the filing of a Form 10-SB registration statement which became effective December 13, 1999, the Company was not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act. Upon effectiveness of that registration statement, the Company now files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 150 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company which may be viewed at http://www.sec.gov.

     CERTAIN  ADDITIONAL  CONSIDERATIONS

     In addition to the other information presented herein, the following information should be considered carefully in evaluating the Company and its business.

     Lack of Profits and Going Concern. The Company has yet to generate any significant revenues or profits and, for the years ended December 31, 1998 and 1999, the Company incurred net losses of $1,426,725 and $939,741 respectively. The Company anticipates that net losses will continue for the foreseeable future. There can be no assurance that the Company will be able to generate significant revenues or operate successfully. The report of the Company's independent certified public accountants on the Company's audited financial statements includes an additional paragraph which refers to uncertainties as to the Company's ability to continue to operate as a going concern.

     Development Stage Company. The Company is in its development stage and has no commercial products. Further, the Company will face the same challenges experienced by other development stage companies, including, but not limited to, developing market acceptance for its proposed products.

     Technology. The Company owns the Technology, subject to the licenses which The Company has already granted (see LICENSING AND LICENSE AGREEMENTS, above). Accordingly, the Company does not have complete rights to exploit the Technology in all markets. The success of the Company, therefore, will depend upon collection of royalties, fees and manufacturing surcharges from its licensees and manufacturers of products containing the Technology, and its ability to sell licenses in other markets. Furthermore, to date, the Company has depended on IRE for research and development of the Technology. The Company has initiated discussions with IRE regarding taking over further development of the Technology. If the Company is not successful in such negotiations, or cannot reach mutually acceptable terms with IRE, the Company would have to engage in research and development without the benefit of the materials and work performed by IRE. If the Company is successful in such negotiations, there can be no assurance that the Company will have the technical ability or financial resources to successfully develop the Technology.

     Limited Sales and Marketing; Market Acceptance. The Company has recently begun developing its licensing, marketing and distribution system. However, there can be no assurance that such efforts will be successful or that the Company will be able to attract and retain qualified individuals with marketing and sales expertise. The Company's future success will depend, among other factors, upon the extent to which end users acquire, adopt and continue to use the Company's products. There can be no assurance that the Company's products will gain wide acceptance.

     Changes  in  Technology.  The   Company's  industry  is  subject  to rapid
Technological change and intense competition and the Company's products could become subject to technological obsolescence. There can be no assurance that the Company will be able to keep pace with the changing technology. If the Company is unable for technological or other reasons to develop products on a timely basis in response to technological changes, or if the Company's products or product enhancements do not achieve market acceptance, the Company's business would be materially and adversely affected.

     Need for Additional Funds. The Company expects that it will need to raise substantial additional capital to fund the ongoing development and expansion of its business, including its research, development, marketing and sales efforts, and to attain profitability. There is no assurance that any additional funds needed will be available to the Company on favorable terms, or at all. Although based on assumptions that the Company considers reasonable, there is also no assurance that the Company's estimate of its anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds. In addition, it is probable that raising additional funds will result in a substantial dilution to the Company's existing investors.

    Competition. The Company is engaged in a rapidly evolving field. Competition from other companies is intense and expected to increase. Many of the Company's competitors have substantially greater resources, research and development staffs, sales and marketing staffs, and facilities than does the Company. In addition, other recently developed technologies are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's competitors will not develop technologies and products that are more effective than those being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

     Dependence on Key Personnel. The Company's operations are materially Dependent upon the services of Mr. J. Phillips L. Johnston, the President and CEO of the Company, and Mr. William F. Lane, the Chairman, Treasurer and founder of the Company. The loss of the services of either of these individuals could have a material adverse effect on the Company. There can be no assurance that the Company will retain Mr. Johnston or Mr. Lane in its employ, or that it will successfully attract and retain additional or replacement personnel with the requisite experience and capabilities to enable the Company to profitably and effectively evaluate, develop and market the Technology. The Company expects to secure a term life insurance policy on the life of Mr. Johnston in the amount of $500,000 (payable to the Company) when adequate funding is completed in mid-2000.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

     The Company's principal offices are located on North Carolina State University's Centennial Campus at 920 Main Campus Drive, Suite 400, Raleigh, North Carolina 27606. These offices contain approximately 500 square feet and are leased on a month-to-month basis. The Company also maintains an office in Wilson, North Carolina at 2506 West Nash Street, Suite C, Wilson, North Carolina 27896. This lease is for approximately 150 square feet and is also on a month-to-month basis. The Company's aggregate monthly rent obligation is $700.

ITEM  3.  LEGAL  PROCEEDINGS.

     The Company is not involved in any material pending legal proceeding adverse to the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB") under the symbol "IDTK." Although quotations for the Company's common stock appear on the OTCBB, there is no established trading market for the Company's common stock. For the past calendar year and from December 31, 1998 to the present, transactions in the common stock can only be described as sporadic. Consequently, the Company believes that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

     The following table sets forth for the respective periods indicated, the prices of the Company's common stock in the over-the-counter market, as reported and summarized by the OTCBB. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions or adjustments and may not represent actual transactions.



Calendar Quarter Ended   High Bid ($)  Low Bid ($)
----------------------   -----------   -----------
June 30, 1998. . . . .         5.500        1.500
September 30, 1998 . .         4.000        1.938
December 31, 1998. . .         3.250        1.125

March 31, 1999 . . . .         2.750        1.063
June 30, 1999. . . . .         3.500        1.188
September 30, 1999 . .         2.000        0.875
December 31, 1999. . .         0.750        0.531


     The Company's common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines a penny stock to be any equity security That has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national
securities  exchange   meeting   specified  criteria  set  by  the  Commission;
authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, which at this time they are, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

     As of December 31, 1999, there were 213 holders of record of the Company's common stock.

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

     The Company is engaged in the development of biometric technologies, know-how, and products for licensing worldwide. The Company holds the patent for a card, panel, or substrate allowing "on-board" storage and authentication (identification) of fingerprints with a frontier biometric market size estimated to be 1/10 trillion dollars. The applications of this technology are many and varied: from welfare cards to loyalty/medical records/personal information cards to controlling firearms by one user.

     The development and production of this biometric breakthrough is managed by the Company's scientific partner IRE of Baltimore, Maryland. IRE is a leading provider of network and internet security systems and technologies. IRE is a 13.7% Company shareholder and holds a Company license with rights to the internet, computer network, banking and treasury fields worldwide.

     A prototype card has just been completed, as well as a comprehensive manufacturing plan to build a single-chip production card at a cost below $20. The non-recurring engineering cost (NRE) will be paid by IRE to the production card maker for a single-chip card at a cost of approximately $1,700,000.

     Presently, the Company has initial licenses in place with IRE, Protek, Power^Up, BrentScott and Revolution, which are expected to yield $1.46 million in initial license fees when card production begins. Production is expected to begin in 2000 or 2001.

     The Company believes it has to be the first-to-market leader with the following competitive advantages:

- A biometric fingerprint card with storage and a power source (lithium battery) on board.
-     A  biometric  fingerprint  card not requiring an independent power source.
- A biometric fingerprint card safe-guarding personal privacy (a government or corporate-based database system is unnecessary).
- A biometric fingerprint card with 160 m.p.s of computing power (the power of a Newton computer).

The biometric fingerprint card is essentially a standalone computer on a card protected by the Lane foundation patent: United States Patent Number 5,623,552 issued on April 22, 1997.

     The Company has been a developmental-stage company with nominal revenues since its inception. Losses were $1,684,313 in 1997, $1,426,725 in 1998, and $939,741 in 1999.

     As of March 2000, the Company has depleted its cash. In fact, the CEO has lent the company $15,000 in March 2000 and intends to lend $20,000 in April 2000. The Company believes it needs to raise $1,500,000 and is considering several options for obtaining this additional capital.

     Currently, the Company has an operating cost burn rate of $400,000 per year. However, the Company plans to engage an identified quality, engineering firm to develop different form, factors, and applications with software, such as passports, time and attendance, and proximity cards. Management believes this can be accomplished in one year at a cost of less than $600,000. However, there is no assurance that $1,500,000 can be raised or that this amount of capital is sufficient to operate the Company until it obtains sufficient revenues to sustain operations. Furthermore, there is no assurance that a new engineering firm can meet the time or cost budget, either on new hardware or software.

     With our policy of contracting out development and concentrating on licensing of our intellectual property, the Company does not plan to purchase any equipment or buy or rent plant(s) in the next year. Nonetheless, when and if the $1,500,000 is raised, the Company intends to hire a high-level engineer to oversee our multi-development card projects and assist our licensees with their particular biometric applications.

     RESULTS  OF  OPERATIONS

     The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources. This should be read in conjunction with the financial statements of the Company and notes thereto. The operating results of the years presented were not significantly affected by inflation.





YEAR ENDED DECEMBER 31:                  1999         1998
                                      ----------  ------------

Revenue. . . . . . . . . . . . . . .  $   2,000      $  50,000
Operating Expenses:
 Research and development. . . . . .    269,441       192,319
 Selling, general and administrative    580,588     1,284,904
                                      ----------  ------------

Operating Losses . . . . . . . . . .   (848,029)   (1,427,223)

Other income (expense) net:. . . . .    (91,712)          498
                                      ----------  ------------

Net Loss . . . . . . . . . . . . . .  $(939,741)  $(1,426,725)
                                      ==========  ============


     COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  1999  AND  1998:

     License revenue for both 1999 and 1998 were nominal and not significant. License fee payments were predicated primarily on a $20 cost biometric fingerprint production card. Royalty payments are predicated on the sale of the cards to end users by licensees. There have been no royalty payments.

     The research and development expenses are a non-cash entry in both years which mirrors exactly IRE's research and development cash expenses for the development of the biometric fingerprint card. IRE's research and development cost for the card was $269,441 for 1999 and $192,319 for 1998.

     Selling, general, and administrative expenses during 1999 were $580,588, down 54.8% from the 1998 expense of $1,284,904 due to the Company's efforts to reduce these costs.

     Net interest expense was $91,712 in 2000 versus $498 in 1999 as a result of interest of 12% on $185,000 convertible debentures issued in mid-1999 and 8% interest on $300,000 convertible debentures issued in September 1999. Additional interest expense in 1999 related to the discount amortization on stock options and warrants associated with the aforementioned debt issuances.

     The Company's loss for 1999 was $939,741, down 34.1% from the Company's 1998 loss of $1,426,725, due primarily to the Company's significant reduction in selling, general and administrative expenses.

     COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  1998  AND  1997:

     License revenue for both 1998 and 1997 were nominal and not significant. License fee payments were predicated primarily on a $20 cost biometric fingerprint production card. Royalty payments are predicated on the sale of the cards to end users by licensees. There have been no royalty payments.

     The research and development expenses are a non-cash entry in both years which exactly mirrors IRE's research and development cash expenses for the development of the biometric fingerprint card. IRE's research and development cost for the card was $192,319 for 1998 and $201,405 for 1997.

     Selling, general and administrative expenses during 1998 were $1,284,904, down 15.6% from the 1997 expense of $1,522,405 due to the Company's efforts to reduce these costs.

     The Company's loss for 1998 was $1,426,725, down 15.3% from the Company's 1997 loss of $1,684,313, due primarily to the Company's efforts to reduce selling, general and administrative expenses.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     The  Company  raised  $485,000 in 1999.  A majority of the money raised was paid to bring payables current. The Company's current cash requirements are $35,000 per month excluding the approximately $100,000 in payables outstanding as of March 15, 2000. As indicated above, the Company will need to raise capital of $500,000 to allow the Company to operate for the calendar year 2000. There is no assurance that any capital can be raised. CEO Phil Johnston lent The Company $15,000 in March 2000 and plans to lend the Company $25,000 in April 2000.

     The Company has no bank credit lines or any likelihood of servicing any bank credit until profitable.

ITEM  7.  FINANCIAL  STATEMENTS.





              INDEX TO FINANCIAL STATEMENTS
                                                   Page No.
                                                   --------
Report of Independent Auditors. . . . . . . . . .       F-1

Balance Sheets as of December 31, 1999 and 1998. .      F-2

Statements of Operations for the period from
  March 16, 1994 (date of inception) through
  December 31, 1999 . . . . . . . . . . . . . . .       F-3

Statements of Shareholder's Equity for the period
  (Deficit) from March 16, 1994 (date of inception)
  through December 31, 1999 . . . . . . . . . . .       F-4

Statements of Cash Flows for the period from
  March 16, 1994 (date of inception) through
  December 31, 1999 . . . . . . . . . . . . . . .       F-5

Notes to Financial Statements . . . . . . . . . .       F-6




                        REPORT  OF  INDEPENDENT  AUDITORS


Board  of  Directors  and  Shareholders
ID  Technologies  Corporation


We have audited the accompanying balance sheet of ID Technologies Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, shareholders' deficit and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ID Technologies for the year ended December 31, 1998 and the period from inception (March 16, 1994) through December 31, 1998 were audited by other auditors whose report, dated August 26, 1999, included an explanatory paragraph regarding the Corporation's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of ID Technologies Corporation (a development stage company) at December 31, 1999 and in results of its operations and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As more fully described in Note 1, the Corporation is a development stage company, has not yet generated sustainable revenues, has suffered recurring losses from operations, has a working capital deficit, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                             ERNST  &  YOUNG  LLP


Raleigh,  North  Carolina
March  13,  2000

                                                                             F-1
                           ID Technologies Corporation
                          (A Development Stage Company)



                                      Balance Sheets
                                                                      December 31,
                                                                   1999          1998
                                                               ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $    62,986   $     8,254
Notes receivable. . . . . . . . . . . . . . . . . . . . . . .        3,270        13,270
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .          150           150
                                                               ------------  ------------

Total current assets. . . . . . . . . . . . . . . . . . . . .       66,406        21,674

Equipment, net. . . . . . . . . . . . . . . . . . . . . . . .        1,884         1,174
Intangible assets, net. . . . . . . . . . . . . . . . . . . .       17,562        21,537
                                                               ------------  ------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $    85,852   $    44,385
                                                               ===========   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities. . . . . . . . . . .  $   122,260   $    61,612
Note payable to shareholder . . . . . . . . . . . . . . . . .            -        42,750
Convertible debt, net of discount of $171,000 . . . . . . . .      129,000             -
                                                               ------------  ------------
Total current liabilities . . . . . . . . . . . . . . . . . .      251,260       104,362

Long-term convertible debt, net of discount of $34,166. . . .      150,834             -

Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .       93,000        93,000

Commitments and contingencies (Note 13)

Shareholders' deficit:
Series A preferred stock, $.001 par value; 300,000 shares
authorized; no shares issued and outstanding at December 31,
1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . .            -             -
Common stock, no par value, 50,000,000 shares authorized,
8,277,583 and 8,175,833 shares issued and outstanding at
December 31, 1999 and 1998, respectively. . . . . . . . . . .      282,953       282,953
Additional paid-in-capital. . . . . . . . . . . . . . . . . .    3,390,859     2,707,383
Deficit accumulated during the development stage. . . . . . .   (4,083,054)   (3,143,313)
                                                               ------------  ------------
Total shareholders' deficit . . . . . . . . . . . . . . . . .     (409,242)     (152,977)
                                                               ------------  ------------
Total liabilities and shareholders' deficit . . . . . . . . .  $    85,852   $    44,385
                                                               ===========   ============



                             See accompanying notes.

                           ID Technologies Corporation
                          (A Development Stage Company)



                              Statements of Operations
                                                                       PERIOD FROM
                                                                        INCEPTION
                                                                       (MARCH 16,
                                                                      1994) THROUGH
                                                                      DECEMBER 31,
                                             1999          1998           1999
                                          -----------  ------------  ---------------
License revenue. . . . . . . . . . . . .  $    2,000   $    50,000   $       92,000
Operating expenses:
Research and development . . . . . . . .     269,441       192,319          663,668
Selling, general and administrative. . .     580,588     1,284,904        3,420,122
Loss from operations . . . . . . . . . .    (848,029)   (1,427,223)       3,991,840
                                          -----------  ------------  ---------------

Other income (expense):
Interest income - contractual. . . . . .       1,000         1,157            2,157
Amortization of debt discount on
convertible debentures . . . . . . . . .     (66,704)            -          (66,704)
Interest expense . . . . . . . . . . . .     (26,008)         (659)         (26,667)
                                             (91,712)          498          (91,214)
                                          -----------  ------------  ---------------
Net loss . . . . . . . . . . . . . . . .  $ (939,741)  $(1,426,725)  $   (4,083,054)
                                          -----------  ------------  ---------------

Basic and diluted per common stock . . .  $     (.11)  $      (.17)

Weighted average number of common shares
 outstanding . . . . . . . . . . . . . .   8,226,854     8,164,583
                                          ==========     ==========



                             See accompanying notes.

                                         ID Technologies Corporation
                                        (A Development Stage Company)

                                       Statements of Shareholders' Equity (Deficit)

                        Period from inception (March 16, 1994) through December 31, 1999


                                                                                       DEFICIT
                                                                       ADDITIONAL    ACCUMULATED
                                                                         PAID-IN       DURING
                                                   SHARES     AMOUNT     CAPITAL     DEVELOPMENT      TOTAL
                                                  ---------  --------  -----------  -------------  ------------
Balance at March 16, 1994. . . . . . . . . . . .          -         -            -             -             -
Issuance of common shares for cash and noncash
  consideration. . . . . . . . . . . . . . . . .  1,595,200       366           33             -           399
Net loss . . . . . . . . . . . . . . . . . . . .          -         -            -          (123)         (123)
                                                  ---------  --------  -----------  -------------  ------------
Balance at December 31, 1994 . . . . . . . . . .  1,595,200       366           33          (123)          276
Issuance of common shares for noncash
  consideration. . . . . . . . . . . . . . . . .    404,800         -          101             -           101
Net loss . . . . . . . . . . . . . . . . . . . .          -         -            -        (2,263)       (2,263)
                                                  ---------  --------  -----------  -------------  ------------
Balance at December 31, 1995 . . . . . . . . . .  2,000,000       366          134        (2,386)       (1,886)
Issuance of common shares for cash and noncash
  consideration. . . . . . . . . . . . . . . . .  6,000,000         -        1,500             -         1,500
Net loss . . . . . . . . . . . . . . . . . . . .          -         -            -       (29,889)      (29,889)
                                                  ---------  --------  -----------  -------------  ------------
Balance at December 31, 1996 . . . . . . . . . .  8,000,000       366        1,634       (32,275)      (30,275)
Issuance of common shares for cash, net of
  issuance costs . . . . . . . . . . . . . . . .    153,333   282,587            -             -       282,587
Capital contribution in form of research and
development services . . . . . . . . . . . . . .          -         -      201,405             -       201,405
Stock-based compensation . . . . . . . . . . . .          -         -    1,333,600             -     1,333,600
Net loss . . . . . . . . . . . . . . . . . . . .          -         -            -    (1,684,313)   (1,684,313)
                                                  ---------  --------  -----------  -------------  ------------
Balance at December 31, 1997 . . . . . . . . . .  8,153,333   282,953    1,536,639    (1,716,588)      103,004
Issuance of common shares for noncash
consideration. . . . . . . . . . . . . . . . . .     22,500         -       45,000             -        45,000
Capital contribution in form of research and
development services . . . . . . . . . . . . . .          -         -      192,319             -       192,319
Stock-based compensation . . . . . . . . . . . .          -         -      933,425             -       933,425
Net loss . . . . . . . . . . . . . . . . . . . .          -         -            -    (1,426,725)   (1,426,725)
                                                  ---------  --------  -----------  -------------  ------------
Balance at December 31, 1998 . . . . . . . . . .  8,175,833   282,953    2,707,383    (3,143,313)     (152,977)
Issuance of warrants in connection with issuance
  of convertible debt. . . . . . . . . . . . . .          -         -      271,870             -       271,870
Capital contribution in form of research and
  development services . . . . . . . . . . . . .          -         -      269,441             -       269,441
Issuance of common shares for noncash
  consideration. . . . . . . . . . . . . . . . .    101,750         -      142,165             -       142,165
Net loss . . . . . . . . . . . . . . . . . . . .          -         -            -      (939,741)     (939,741)
                                                  ---------  --------  -----------  -------------  ------------
Balance at December 31, 1999 . . . . . . . . . .  8,277,583  $282,953  $ 3,390,859  $ (4,083,054)  $  (409,242)
                                                  =========  ========  ===========  =============  ============



                             See accompanying notes.

                                ID Technologies Corporation
                               (A Development Stage Company)

                                   Statements of Cash Flows
                                                                                   PERIOD FROM
                                                                                    INCEPTION
                                                                                   (MARCH 16,
                                                                                  1994) THROUGH
                                                                                  DECEMBER 31,
                                                          1999         1998           1999
                                                       ----------  ------------  ---------------
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . .  $(939,741)  $(1,426,725)  $   (4,083,054)
Adjustments to reconcile net loss to net cash used in
  operation activities:
  Depreciation. . . . . . . . . . . . . . . . . . . .        930           377            1,391
  Amortization. . . . . . . . . . . . . . . . . . . .      3,975         4,085           10,341
  Deferred revenue. . . . . . . . . . . . . . . . . .          -        75,000           93,000
  Stock-based compensation. . . . . . . . . . . . . .          -       933,425        2,267,025
  Noncash marketing expenses. . . . . . . . . . . . .      4,165        45,000           49,165
  Noncash research and development expenses . . . . .    269,441       192,319          664,794
  Noncash professional fees . . . . . . . . . . . . .    138,000             -          138,000
  Discount on convertible debenture . . . . . . . . .     66,704             -           66,704
  Change in operating assets and liabilities:
    Notes receivable. . . . . . . . . . . . . . . . .     10,000       (10,270)          (3,270)
    Prepaid expenses. . . . . . . . . . . . . . . . .          -         1,500             (150)
    Accounts payable and accrued liabilities. . . . .     60,648        10,597          122,260
                                                       ----------  ------------  ---------------
Net cash used in operating activities . . . . . . . .   (385,878)     (174,692)        (673,794)

INVESTING ACTIVITIES
Patent costs. . . . . . . . . . . . . . . . . . . . .          -             -          (27,903)
Purchase of equipment . . . . . . . . . . . . . . . .     (1,640)       (1,216)          (3,275)
                                                       ----------  ------------  ---------------
Net cash used in investing activities . . . . . . . .     (1,640)       (1,126)         (31,178)

FINANCING ACTIVITIES
Proceeds from issuance of note payable to shareholder     45,000        42,750          102,750
Payment of note payable to shareholder. . . . . . . .    (87,750)            -         (102,750)
Proceeds from issuance of convertible debt. . . . . .    565,000             -          565,000
Payment on convertible debt . . . . . . . . . . . . .    (80,000)            -          (80,000)
Proceeds from issuance of common shares, net. . . . .          -             -          282,958
Net cash provided by financing activities . . . . . .    442,250        42,750          767,958
                                                       ----------  ------------  ---------------
Increase (decrease) in cash and cash equivalents. . .     54,732      (133,158)          62,986

Cash and cash equivalents, beginning of period. . . .      8,254       141,412                -
                                                       ----------  ------------  ---------------
Cash and cash equivalents, end of period. . . . . . .  $  62,986   $     8,254   $       62,986
                                                       ----------  ------------  ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest. . . . . . .  $   4,808   $       659   $        5,467
                                                       ==========  ===========   ==============



                             See accompanying notes.

1.  NATURE  OF  BUSINESS

BACKGROUND

ID Technologies Corporation (the "Company") is a development stage company incorporated in North Carolina on March 16, 1994. The Company was formed to develop and commercialize certain technologies allowing for self-authenticating fingerprint identification and transmission and signaling devices housed together in a microelectronic panel suitable for, but not limited to, the confines of a credit card.

STATUS  OF  DEVELOPMENT

During the period from inception to December 1996, the Company focused on obtaining a patent for its proposed technology. In December 1996, the Company received the Notice of Allowance from the United States Patent Office for issuance of its patent. Since December 1996, the Company has outsourced its research and development efforts to Information Resource Engineering, Inc. ("IRE"). The Company, in conjunction with IRE, a significant shareholder of the Company, has developed a computer assisted version of a prototype card.

The Company incurred a net loss of $939,741 for the year ended December 31, 1999 and had an accumulated deficit of $4,083,054 at December 31, 1999. The Company has yet to generate any significant revenues and has no assurance of future revenues. Even if successful, substantial time may pass before significant revenues might be realized. As a development stage enterprise, the Company is also subject to a number of risks including obtaining adequate financing, successfully developing and marketing its technologies, successfully defending its rights under the patent, and attracting and retaining key personnel. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to obtain the capital necessary to execute its business plan through several sources, which include (1) the sale of additional licenses of the Company's fingerprint identification technology, (2) obtaining venture capital financing and (3) obtaining debt financing. Management expects that these efforts will result in the introduction of additional capital to the Company. There is no assurance that the Company will be able to raise sufficient capital or find a sufficient number of purchasers of its licenses to fund the future operating expenses of the Company and the inability to obtain such financing would have a material adverse effect on the Company.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH  AND  CASH  EQUIVALENTS

The Company considers highly liquid, short-term investments with a maturity of three months or less when purchased to be cash equivalents.

EQUIPMENT

Equipment is recorded at cost and is being depreciated on a straight-line basis over its estimated useful life of three years. Accumulated depreciation totaled $1,392 and $461 at December 31, 1999 and 1998, respectively.

INTANGIBLE  ASSETS

In filing its patent, the Company incurred direct legal costs in the amount of $27,903 which it capitalized. The patent costs are being amortized on a straight-line basis over seven years, the estimated economic life of the patent. Accumulated amortization at December 31, 1999 and 1998 was $10,341 and $6,366, respectively.

INCOME  TAXES

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax basis of the Company's assets and liabilities and tax carryforwards. A valuation allowance is recorded to reduce net deferred tax assets to an amount which management believes is more likely than not to be realized.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

LOSS  PER  SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earning per Share, ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously expected fully dilutive earnings per share. All loss per share amounts for all periods have been presented to conform to FAS 128. Due to the net losses for each of the two years presented, stock options, warrants and convertible debentures are considered antidilutive and therefore have not been included in the computation.

STOCK-BASED  COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). No compensation is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. The pro forma affect of recording stock-based compensation at the estimated fair value of awards on the grant date, as prescribed by Statement of Financial
Accounting  Standards  No.  123,  Accounting  for Stock-Based Compensation ("FAS
123"),  is  disclosed  in  Note  8.

ADVERTISING  COSTS

The Company expenses advertising costs as incurred. The Company incurred advertising expense of $102,400 and $118,323 for the years ended December 31, 1999 and 1998, respectively.

REVENUE  RECOGNITION

The Company recognizes revenue from the licensing of its technology as well as from the associated royalties. Licensing revenue is recognized based on the specific terms of each agreement. Royalty revenue is recognized as earned pursuant to the applicable royalty agreement.


2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

COMPREHENSIVE  INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted this Standard in 1998. The Company did not report any items of other comprehensive income in any of the years presented.

SEGMENT  REPORTING

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("FAS 131"), which superceded Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of Business Enterprise. FAS 131 establishes standards for the public reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Since the Company only operates in one segment, the adoption of FAS 131 did not affect the Company's net loss or financial position.

IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of FAS 133 will have a material impact on the financial statements.


3.  SIGNIFICANT  CUSTOMERS  AND  CONCENTRATION  OF  CREDIT  RISK

In 1999 and 1998, two customers accounted for all of the Company's license revenue. The Company had no outstanding accounts receivable from either customer at December 31, 1999 and 1998.

4.  DEFERRED  REVENUE

In 1998, the Company entered into three exclusive license agreements and received an aggregate of $75,000 in license fees upon the execution of these agreements. In accordance with the terms of the three exclusive license agreements, which include additional obligations on the part of the Company, the $75,000 was recorded as deferred revenue at December 31, 1998. On March 30, 1999, the Company entered into a nonexclusive license agreement with Protective Technologies, Inc. ("Protek") (see Notes 12 and 15). In conjunction with this new agreement, the three exclusive license agreements were terminated, and Protek assumed the $75,000 license fee deposit.

In 1998, the Company received $18,000 from potential licensees as deposits on options to acquire certain license rights. These amounts are reflected as deferred revenue in the accompanying balance sheets until such time as the Company enters into binding agreements with the potential licensees, and completes development of the licensed technology and delivers such to the licensees.


                                                                            F-10
5.  CONVERTIBLE  DEBENTURES  AND  WARRANTS

In April 1999, the Company issued $185,000 of unsecured, subordinated debentures that mature April 2002 at 12% annual interest. The Company may redeem the debentures at any time, provided that it gives at least thirty days prior written notice to the debenture holders, during which period the debenture holders may elect instead to convert the outstanding principal amount and accrued and unpaid interest into the Company's common stock at $2.00 per share, including accrued interest, which is subject to adjustments for changes in capital stock, including dividends. In the event of an acquisition, merger or new public offering, the debentures will be converted at the option of the Company at $2.50 per share or greater. If notice of redemption has not occurred by the maturity date, the debentures may be converted at any time between the Company's notice of maturity (which will occur at least 30 days but not more than 60 days before the maturity date) and the business day immediately proceeding the maturity date. The debentures carry a three year option, exercisable immediately, to buy 37,000 shares of the Company's common stock, or one option for every $5.00 of principal held, at an exercise price of $2.75 per share. The estimated value of these options, $43,870, has been recorded as a debt discount and additional paid-in capital.


In September 1999, the Company issued $300,000 of unsecured debentures that mature September 2000 at 8% annual interest. The debenture holder may convert the debenture into shares of the Company's Series A Preferred Stock at $2.00 per share, which is subject to adjustments for changes in capital stock, including dividends, at any time upon receipt of notice from the Company of its intent to prepay the debenture or upon a merger, change of ownership of greater than 50%, sale of assets, or an initial public offering.


5.  CONVERTIBLE  DEBENTURES  AND  WARRANTS  (CONTINUED)

In connection with the issuance of the $300,000 debentures, the Company issued various detachable warrants to purchase shares of the Company's common stock, as follows:




TITLE OF       NUMBER                 PURCHASE PRICE                     VESTING
WARRANT       OF SHARES             PER WARRANT SHARE                     PERIOD
--------  -----------------  --------------------------------  ----------------------------

WC-1         450,000          0.30 to $5.00 (increasing        1-10 years
 . .                          sliding scale over 10 years)
WC-2 . .            150,000   $ 0.01                            Immediately
WC-3 . .            200,000   $ 0.50                            Immediately
WC-4                          Fair market value (based on       Exercisable only if certain
           Variable, up to    most recent financing by          events occur, including a
          $500,000 worth of   institutional investors or, if    merger, sale of assets,
           common stock       none within prior 12 months,      change of ownership, or
                              as determined by third-party      qualified public offering of
                              valuation expert)                 the Company



The warrants expire September 24, 2009. Each warrant is subject to full-ratchet anti-dilution protection. Furthermore, the holder may exercise each warrant and receive shares of common stock without the payment of any additional consideration to the Company based on the value of the warrant as determined in accordance with the formula set forth in each warrant. The Company has granted the holder certain demand and piggy-back registration rights to register shares of the Company's common stock received upon conversion of the debentures or upon exercise of the warrants. The estimated value of these warrants, $228,000, has been recorded as a debt discount and additional paid-in capital.

In 1996, the Company issued warrants to a law firm, in exchange for legal services, which entitled the holders to acquire 80,000 shares of common stock at a price of $5 per share. The warrants immediately vested and expire in 2001. Management believed the fair value of these warrants on the date of the grant was nominal, and as such, no legal expense was recognized. In 1997, an amendment lowered the exercise price of these warrants to $3.33 per share of common stock. Legal expense of $133,600 was recognized due to the repricing of these warrants. Subsequent to the amendment, the warrants were canceled and new warrants were issued which entitled the holders to acquire 20,000 shares of common stock at $3.33 per share. No warrants were issued to the law firm in 1998 and 1999.


                                                                           F-12
6.  RELATED  PARTY  TRANSACTIONS

In September 1999, the Company contracted a board member to conduct a marketing study for compensation of $5,000. A payable of $2,500 is outstanding at December 31, 1999 and is included in the accounts payable and accrued liabilities in the 1999 financial statements.

At December 31, 1998, the Company had a loan outstanding in the amount of $42,750 to a shareholder, that accrued interest at 12% per annum. This amount, together with accrued interest, was repaid in April 1999. The Company borrowed an additional $45,000 from the shareholder at various times during 1999, and repaid the entire amount, including interest which accrued between 7.5% and 12%, during 1999.

The Company received management assistance services during 1999 and 1998 in the amount of $17,450 and $68,500, respectively, from an entity owned by certain of the Company's significant shareholders.

7.  SHAREHOLDERS'  EQUITY  (DEFICIT)

On September 24, 1999, the Company entered into a Shareholders Agreement with certain officers and shareholders ("investors") of the Company whereby the Company has rights of first refusal to purchase shares offered for sale by the investors at a price specified by the investor. If the Company does not purchase the offered shares within five days of receipt of written notice from the investor, the remaining investors have rights of first refusal to purchase the offered shares, on a pro rata basis determined by such party's proportional interest of all outstanding shares of the Company's common and Series A Preferred Stock, at the specified price for an additional seven days.


7.  SHAREHOLDERS'  EQUITY  (DEFICIT)  (CONTINUED)

COMMON  STOCK

Holders of the Company's common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of shareholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire board of directors and, if they do so, minority shareholders would not be able to elect any members of the board of directors. However, holders of a majority of the Company's common stock have executed an Investor Rights Agreement together with the holder of the Company's $300,000 debentures ("the debenture holder") that provides that such shareholders shall vote their shares in such a manner so that the Company's board of directors will be comprised of five (5) directors and that a designee of the debenture holder shall be elected as a director so long as the debenture holder owns 50,000 shares of common stock or the Company's Series A Preferred Stock. All of the shares of common stock currently issued and outstanding are fully paid and non-assessable. The holders of common stock are entitled to such dividends as may be declared from time to time by the board of directors from funds available therefor (provided, however, that no dividends may be paid on the common stock unless equivalent dividends are then declared and paid on the Series A Preferred Stock), and upon liquidation they are entitled to receive pro rata all assets of the Company available for distribution to such holders (subject to the rights of the holders of the Series A Preferred Stock).


7.  SHAREHOLDERS'  EQUITY  (DEFICIT)  (CONTINUED)

PREFERRED  STOCK

The Company's Articles of Incorporation, as amended, provide for the issuance of Series A Preferred Stock; however, no shares of such stock are currently issued and outstanding. Shares of the Series A Preferred Stock are convertible into shares of common stock by the holders thereof at any time. Such shares are also automatically convertible upon the Company's initial public offering of its common stock. The conversion rate is set forth in the Company's Articles of Incorporation, as amended, and provides for full-ratchet anti-dilution protection. The holders of Series A Preferred Stock are entitled to receive dividends out of the assets of the Company legally available therefor as declared from time to time by the board of directors. Holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to holders of common stock, an amount equal to $2.00 per share in the event of any liquidation, dissolution or winding up of the Company. Holders of shares of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock could be converted and shall have the same voting rights and powers as the common stock. The Series A Preferred Stock also enjoys the benefits of redemption rights and preemptive (or first participation) rights, as more fully described in the Company's Articles of Incorporation, as amended. The Investors Rights Agreement restricts the ability of the Company to merge, sell all or substantially all of the assets or the Company or take certain other actions unless holders of fifty percent (50%) or more of the Series A Preferred Stock consent to the taking of such actions.

During the period from inception to December 31, 1996, the Company issued 6,537,800 shares of common stock for noncash consideration, primarily comprised of services, to certain of its shareholders. Management has estimated the fair value of these shares based on the initial per share cash contribution to form the Company, as there were no events which would indicate a change in this value prior to the Company receiving a Notice of Allowance for the patent on its identification technology in December 1996. Compensation expense recognized related to these stock issuances totaled $1,634.

In conjunction with the Information Resources Engineering ("IRE") license agreement, in 1997, the Company issued 121,000 shares of common stock for cash consideration of $140,000, or approximately $1.16 per share. As additional non-monetary consideration for these shares, IRE will perform certain research and development expenses on behalf of the Company for which the Company will not be billed (see Note 9).



7.  SHAREHOLDERS'  EQUITY  (DEFICIT)  (CONTINUED)

During the period from September 15, 1997 to December 31, 1997, the Company issued 32,333 shares of common stock at an average price of approximately $5.00 per share prior to recognition of $19,078 in stock issuance costs. The net cash consideration received by the Company was $142,587.

In 1998, the Company issued 22,500 shares of common stock in exchange for marketing services. Advertising expense related to this issuance totaled $45,000.

In 1999, the Company issued 101,750 shares of common stock in exchange for professional fees and marketing services. Professional fees and advertising expense related to these issuances totaled $138,000 and $4,165, respectively.

The following number of potentially convertible shares of common stock related to convertible debentures, warrants, and stock options are as follows:

                                                      DECEMBER 31
                                                      1999     1998
                                                   --------  -------
For conversion of convertible debentures . . . .     92,500        -
Outstanding warrants . . . . . . . . . . . . . .    917,000   80,000
Outstanding stock options. . . . . . . . . . . .    766,000  516,000
Possible future issuance under stock option plan    617,148        -
                                                   --------  -------
Total shares potentially convertible . . . . . .  2,392,648  596,000
                                                  =========  =======




                                                                            F-16
8.  STOCK  OPTION  PLAN

During 1997, the Company's Board of Directors approved the granting of stock options to certain employees and non-employee members of the Board of Directors as compensation for their services as members of the Company's Board of Directors. Prior to 1997, the Company had not previously issued stock options to its employees or its directors.

In October 1999, the Company's Board of Directors approved the 1999 Stock Option Plan (the "Plan"). Under the Plan, options to purchase 1,383,148 shares of common stock may be granted to employees, directors, and eligible individuals, as determined by the Compensation Committee. The Plan is intended to create additional performance incentives for directors, officers, employees, consultants and advisors of the Company. The incentive stock options may be granted at an exercise price not less than the fair market value on the date of grant and shall vest over a period of two years.

The following table summarizes stock option activity for the years ended December 31, 1997 and 1998 and 1999:




                                                WEIGHTED
                                                 AVERAGE    WEIGHTED
                                     NUMBER OF  EXERCISE     AVERAGE    EXERCISE PRICE
                                      OPTIONS     PRICE    FAIR VALUE        RANGE
                                     ---------  ---------  -----------  ---------------
Outstanding as of December 31, 1996          -          -            -                -
Granted . . . . . . . . . . . . . .    300,000  $    1.00  $      5.00  $          1.00
Forfeited . . . . . . . . . . . . .          -          -            -                -
Expired . . . . . . . . . . . . . .          -          -            -                -
Outstanding as of December 31, 1997    300,000  $    1.00  $      5.00  $          1.00
                                     ---------  ---------  -----------  ---------------
Granted . . . . . . . . . . . . . .    216,000  $    1.00  $      5.00  $          1.00
Forfeited . . . . . . . . . . . . .          -          -            -                -
Expired . . . . . . . . . . . . . .          -          -            -                -
Outstanding as of December 31, 1998    516,000  $    1.00  $      5.00  $          1.00
                                     ---------  ---------  -----------  ---------------
Granted . . . . . . . . . . . . . .    300,000  $     .50  $       .37  $   .32 - $1.38
Forfeited . . . . . . . . . . . . .          -          -            -                -
Expired . . . . . . . . . . . . . .     50,000  $    1.00  $      5.00  $          1.00
Outstanding as of December 31, 1999    766,000  $     .80  $      3.19  $   .32 - $1.38
                                     =========  =========  ===========  ===============

Exercisable as of December 31, 1999    565,000
                                     =========



The weighted-average remaining contractual life of options outstanding as of December 31, 1999 is 5.8 years.

                                                                            F-17
8.  STOCK  OPTION  PLAN  (CONTINUED)

All of the stock options granted during 1998 were immediately vested at the date of grant. Total expense recognized in 1998 for option grants totaled $933,425. Stock options granted in 1999 vest over a two year period. No expense has been recognized during 1999, as all stock options granted in 1999 are exercisable at the fair market value on the date of grant. In accordance with the provisions of APB 25 and FAS 123, the Company chose to account for stock-based compensation through the Black-Scholes option pricing model. If the Company had elected to recognize compensation cost based on the fair value of options at grant date as prescribed by FAS 123, the Company's net loss would be as follows:




                                1999        1998
                              ---------  -----------
Net loss reported. . . . . .  $939,741   $1,426,725
Net loss pro forma . . . . .   950,230    1,486,573

Net loss per share reported.  $   (.11)  $     (.17)
Net loss per share pro forma      (.12)        (.18)



To determine the impact of FAS 123, the fair value of these option grants were estimated on the date of grant using the Black-Scholes method based upon the following assumptions:

                               1999   1998
                               -----  -----
Risk-free interest rate . . .   5.8%   5.5%
Expected years until exercise     2      4
Expected stock volatility . .   157%   118%
Dividend yield. . . . . . . .     0%     0%


                                                                            F-18

9.  INFORMATION  RESOURCES  ENGINEERING  AGREEMENT

On July 30, 1997, the Company and IRE entered into a patent license agreement (the "Patent License Agreement"), whereby, in exchange for consideration of $10,000 in cash and IRE's commitment to conduct research and development programs to develop prototypes of products utilizing the Company's fingerprint identification technology, IRE was granted an exclusive worldwide license to the use of the Company's patented technology in the markets defined in the Patent License Agreement. In addition, the Company is entitled to receive royalties of 5% of the net selling price, as defined in the Patent License Agreement, of all products sold by IRE which use the Company's fingerprint identification technology.

IRE has agreed to consider proposals of sublicenses from any of the Company's prospective licensees for the use of the Company's fingerprint identification technology in the markets in which IRE was granted an exclusive license. In the event that the Company, with IRE's consent, sells licenses to other parties in IRE's exclusive markets, the Company will be required to pay IRE 50% of the gross royalty income it receives from these licenses.

Under the Patent License Agreement, the Company was granted the rights to license the technology developed by IRE in markets in which IRE was granted an exclusive license. The Company is not required to pay IRE any royalty from such licenses.

As part of the Patent License Agreement, the Company agreed to sell or cause its existing shareholders to sell to IRE 1,120,660 shares of the Company's common stock, which represented 13.7% of the outstanding common stock of the Company on a fully diluted basis on the effective date of the Patent License Agreement, for total consideration of $290,000 or $.26 per share. The Company issued 121,000 shares of common stock to IRE for cash consideration of $1.16 per share or $140,000 (see Note 7) and the Company's existing shareholders sold to IRE 999,660 shares for total consideration of $150,000.

If IRE has not commercially developed the licensed technology to a reasonable level by July 30, 2001, the Company shall have the right to terminate the Patent License Agreement for a payment of $10,000. If the Company elects to terminate the Patent License Agreement, IRE can require the Company to repurchase all or part of the 1,120,660 shares of the Company's common stock purchased by IRE pursuant to the Patent License Agreement at a price of $.26 per share.


                                                                           F-19

9.  INFORMATION  RESOURCES  ENGINEERING  AGREEMENT  (CONTINUED)

As discussed above, IRE is performing research and development services on behalf of the Company for which the Company is not required to reimburse IRE for the costs incurred in such research and development effort. The costs incurred by IRE on the Company's behalf are recorded by the Company as research and development expenses and as a capital contribution which is reflected as an increase in additional paid-in capital because the performance of these services represents a part of the purchase price of the shares of common stock sold to IRE by the Company (see Note 7). IRE has incurred $663,165 in costs in developing the licensed technology through December 31, 1999, which is reflected in the accompanying financial statements.

10.  INCOME  TAXES

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, a deferred tax asset is established for the complete amount of tax benefits available in future periods from the assumed realization of tax net operating loss carryforwards (NOL) and tax credits. In addition, a deferred tax asset or liability is established for the complete amount of tax benefits or liabilities from the assumed effect of temporary differences. A valuation allowance is established to adjust the deferred assets to their estimated net realizable value.


                                                                            F-20
10.  INCOME  TAXES  (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                   1999          1998
                                               ------------  ------------
NOL carryforwards . . . . . . . . . . . . . .  $   595,695   $   237,564
Deferred tax assets related to temporary
   differences as follows
   Deferred revenue . . . . . . . . . . . . .       30,070        36,244
   Stock-based compensation . . . . . . . . .      821,720       883,006
   Amortization . . . . . . . . . . . . . . .        1,820
   Tax credits. . . . . . . . . . . . . . . .       11,385         1,322
Total deferred tax assets . . . . . . . . . .    1,460,695     1,158,136
                                               ------------  ------------
Valuation allowance . . . . . . . . . . . . .   (1,460,695)   (1,158,136)
Net deferred tax assets . . . . . . . . . . .            -             -
                                               ------------  ------------
Deferred tax liabilities related to temporary
   differences: . . . . . . . . . . . . . . .            -             -
Net deferred taxes. . . . . . . . . . . . . .  $         -   $         -
                                               ============  ============


As of December 31, 1999 and 1998, the Company had net operating loss carryforwards for tax purposes of approximately $1,545,000 and $610,000, respectively. Such carryforwards will begin to expire in 2011. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. No benefit for the losses has been recognized in the accompanying financial statements, due to uncertainty of the Company's ability to generate taxable income in the future.

                                                                           F-21

11.  SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSE

Following is an analysis of selling, general and administrative expenses incurred by the Company for the years ended December 31, 1999 and 1998:

                                    1999       1998
                                  --------  ----------
Commission expense . . . . . . .  $  7,375  $    2,750
Marketing expense. . . . . . . .   102,400     118,323
Salaries . . . . . . . . . . . .    69,953      43,625
Professional fees. . . . . . . .   316,505     129,435
Noncash stock-based compensation         -     933,425
Other. . . . . . . . . . . . . .    84,355      57,346
                                  --------  ----------
                                  $580,588  $1,284,904
                                ==========  ==========

12.  NONEXCLUSIVE  LICENSING  AGREEMENT

On March 30, 1999, the Company entered into a nonexclusive licensing agreement with Protek, in which Protek will act as a marketing agent and will sell the Company's licenses to third parties. Upon the execution of the agreement, Protek received a credit totaling $2,625,000 for future purchases of the Company's licenses. The unused portion, if any, of this credit will expire seven years after the execution of the license agreement. In addition, for a 20 year period beginning on the date of the execution of the agreement, Protek is entitled to (1) a sales commission fee ranging between five and ten percent of the initial license fees and manufacturing surcharges and (2) a license fee percentage ranging between fifteen and fifty percent of all license fees, manufacturing surcharges and other revenues the Company receives through Protek's licensing agreement, less all sales commissions paid to Protek and to unaffiliated third parties, during the entire 20-year period.


                                                                           F-22
13.  COMMITMENTS  AND  CONTINGENCIES

The Company leases its office facility under an operating lease which is renewable on an annual basis. Rental expense for this lease in 1999 and 1998 was approximately $7,146 and $1,800, respectively.

The Company is subject to various legal matters in the ordinary course of business. In the opinion of management, the ultimate outcome of any such matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

14.  DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company should realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The carrying amounts and estimated fair value of the
Company's  financial  instruments  at  December  31,  1999,   were  as  follows:







                                                 FAIR
                             CARRYING AMOUNT    VALUE
                             ----------------  --------
Cash and cash equivalents .  $         62,986  $ 62,986
Notes receivable. . . . . .             3,270     3,270
Short-term convertible debt           129,000   223,067
Long-term convertible debt.           150,834    76,052



The fair values for the Company's short and long-term convertible debt were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate the Company would have likely incurred in the event of securing the debt without warrants.

15.  SUBSEQUENT  EVENTS

On February 22, 2000, the Company executed a non-binding letter of intent to purchase all of the outstanding stock of Protek, subject to a $5 million commitment expected from an investor during 2000.

                          END OF  FINANCIAL STATEMENTS
                                                                            F-23



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company reported on a Form 8-K filed February 11, 2000, that it changed independent public accounting firms for the fiscal year ended December 31, 1999. No disagreements existed or now exist between the former accountant and the Company.

PART  III
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following is a list of the names and ages of all directors and executive officers of the Company:




                                                        DIRECTOR OR
NAME                      AGE         POSITION         OFFICER SINCE
------------------------  ---  ----------------------  --------------


William F. Lane            67    Chairman and Treasurer  March 1994

J. Phillips L. Johnston    60    CEO, President          June 1997
                                  and Director

Peter L. Coker             57    Director                February 2000

Ira A. Hunt, Jr. (*)       76    Director                July 1997

Joe S. Wakil, MD           37    Director                July 1999

Glenn J. Kline             37    Director                September 1999

Harold H. Reddick, Jr.     44    Secretary               December 1997

     (*)   Mr.  Hunt  resigned  his  seat  on the Board of Directors in February
2000.



     Mr. Lane served as Chairman, President, Treasurer and Chief Executive Officer of the Company from March 1994 to September 1999. He currently serves as Chairman of the Board and Treasurer and his term of office as a Director is set to expire in May 2000. He is the Company's founder and has been active in various industries for over thirty-five years. Mr. Lane has been president of three different trade associations and served the State of North Carolina as Assistant Secretary of Commerce for three years and as a Deputy Commissioner of Motor Vehicles for two years. Mr. Lane was the founder of four companies which he later sold to public companies. Mr. Lane is a graduate of North Carolina State University. He is also a graduate of The National Association Of Small Business Investment Companies Management School and the Governor's Executive Management Program.

     Mr. Johnston has served the Company as a Director since June 1997. His term of office as a Director is set to expire in May 2000. Mr. Johnston was formerly the Chairman, President and CEO of Pilot Therapeutics, Inc. from October 1998 to September 1999, Digital Recorders, Inc. (NASDAQ-TBWS) for nine years until April 30, 1998, DataPix, Inc. and Currier Piano Company. He was the CEO and Chairman of Norman Perry and Chantry Lamp Company and the Erwin-Lambeth Company. He is the former administrator of North Carolina Credit Unions. Mr.
Johnston is a co-founder and founding Chairman of the Board of the North Carolina Electronics and Information Technology Association. In 1997, Mr. Johnston was named the Emerging Entrepreneur of the Year by the Council for Entrepreneurial Development. Mr. Johnston has a Bachelor degree in Economics from Duke University and a Doctor of Jurisprudence degree from the University of North Carolina Chapel Hill Law School. Additionally, he attended New York University Business School and the John F. Kennedy School of Government at Harvard University.

     Mr. Coker has served the Company as a Director since February 28, 2000. His term of office as a Director is set to expire in May 2000. Mr. Coker is the Senior Managing Director of Capital Investment Partners, LLC, the Company's investment banker since 1994. Mr. Coker is a graduate of North Carolina State University.

     Mr. Hunt has served the Company as a Director since July 1997. His term of office as a Director is set to expire in March 2000. Mr. Hunt is a graduate of the United States Military Academy in West Point, New York. He served thirty-three years in various command and staff positions in the United States Army before retiring from active service as a Major General in 1976. Subsequently, Mr. Hunt was President of Pacific Architects and Engineers in Los Angeles, California, and as a Vice President of Frank E. Basil, Inc. in Washington, DC; both organizations maintain worldwide operations focusing upon security matters. Currently, Mr. Hunt serves as a Director of IRE. Mr. Hunt has a Masters of Science degree in civil engineering from the Massachusetts Institute of Technology, an MBA from the University of Detroit, a Doctor of the University degree from the University of Grenoble, France, and a Doctor of Business Administration degree from George Washington University.

     Dr. Wakil has served the Company as a Director since July 1999. His term of office as a Director is set to expire in May 2000. Dr. Wakil has over fifteen years of experience in the medical products industry. In 1983, he co-founded Corazonix Corporation, a cardiovascular instrument manufacturer concentrating in the ultrasound and electrophysiology products areas. Corazonix eventually licensed technologies to A.H. Robins, Hewlett Packard and Arrhythmia Research Technologies. In 1986, Dr. Wakil founded Eyesys Technologies, Inc. ("Eyesys"), a technology development company focusing on the eye-care field. Eyesys has grown to become a $10 million operation and is largely credited with establishing the field of corneal topography. Eyesys markets and sells its products worldwide to over 30,000 ophthalmologists and optometrists in more than 80 countries. Dr. Wakil has held various positions with Eyesys, including President, CEO and Chairman of the Board. In 1997, Eyesys was sold to Premier Laser Systems, Inc. Dr. Wakil has served on the boards of several wellness and prevention companies, including Science Based Health, Inc., an international laser refractive surgery center operator with over $24 million in annual revenues. His formal education includes a Bachelor of Science degree in Biomedical Engineering from Duke University, a Master's in Electrical Engineering from Rice University, and a medical degree from Baylor College of Medicine in Houston, Texas. Dr. Wakil is also on the boards of Tray Technologies, LLC and Aris Vision Institute.

     Mr. Kline has served the Company as a Director since September 1999. His term of office as a Director is set to expire in May 2000. Mr. Kline is currently the managing director of Centennial Venture Partners, LLC, a venture capital investment firm, and he has served in such capacity since February of 1998. During the period from September 1994 to January 1998, Mr. Kline was a senior director of Del Monte Foods Co. and served as head of the Strategic Planning and Business Development Group. Mr. Kline received his Bachelor of Arts degree from Pomona College and his Master's of Business Administration from UCLA.

     Mr. Reddick has served the Company as its Secretary since December 1997. His term of office as the Company's Secretary expires in March 2000. Since 1992, Mr. Reddick has served as an independent financial advisor, marketing consultant and management advisor to early-stage companies. Mr. Reddick attended Wake Forest University and graduated from North Carolina State University.

SIGNIFICANT  EMPLOYEES  OR  CONTRACTORS

     Katherine A. Chandler is an independent contractor and has been engaged to provide controller services to the Company. Ms. Chandler formed Chandler Consulting, Inc. ("CCI") in 1997. CCI provides temporary controller services and performs all types of finance related projects for small businesses. During the period from 1992 to 1997, Ms. Chandler served as Finance Director for Qualex, Inc., a photofinishing company with $1 billion in revenues and 12,000 employees. Prior to Qualex, Ms. Chandler was a senior accountant at Ernst & Young, LLP. Ms. Chandler received her Bachelor of Science degree in accounting from the University of North Carolina at Chapel Hill.

     Edward M. Collins is engaged as the assistant to the President. Mr. Collins received his Bachelor of Arts degree from the University of North Carolina at Charlotte in 1992 and expects to receive his Master of Business Administration from Wake Forest University in May 2000. Mr. Collins served as an intern in the Information Technology Special Projects Unit at Carolina Power & Light during the Summer of 1999 and was a Senior Application Consultant at Marsh Software Systems from 1995 to 1998 and an Application Consultant for Marsh from 1992 to 1995.

     Mr. Bill Daubenmier is the Chief Information Officer of the Company and is responsible for both the Internet and Intranet.


SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Each of the following individuals and entities failed to timely file with the SEC his or her Form 3, initial report of beneficial ownership of the Company's securities: J. Phillips L. Johnston, William F. Lane, Harold H. Reddick, Jr., Kaye B. Amick, Ira Hunt, Glen J. Kline, and Information Resource Engineering, Inc. To the Company's knowledge, Joe S. Wakil, one of the Company's directors, has not yet filed his required Form 3. In addition, J. Phillips L. Johnston and William F. Lane each failed to timely file one Form 4 report reflecting, for each individual, one open market purchase of the Company's securities.

ITEM  10.     EXECUTIVE  COMPENSATION.

     The following table sets forth certain information regarding the annual compensation for each of the last three years for each of the two individuals who served as the Company's Chief Executive Officer during 1999. No other executive officer of the Company earned more than $100,000 in salary and bonus during the fiscal year ended December 31, 1999:

                 SUMMARY COMPENSATION TABLE


                                      ANNUAL COMPENSATION
                                      -------------------
Name and                             Year          Salary
Principal Position                                  ($)
                                    -------        --------

                                          1999    $ 37,500
J. Phillips L. Johnston,. .               1998    $      0
President and CEO (1) . . .               1997    $      0



                                          1999    $ 30,000
William F. Lane . . . . . .               1998    $ 26,125
Chairman and  Treasurer (2)               1997    $  4,320
__________________


          (1) Mr. Johnston is the current President and CEO of the Company. The effective date of his appointment to such positions was September 1, 1999. Mr. Johnston is currently serving as an officer of the Company pursuant to a written employment agreement. Under this employment agreement, Mr. Johnston receives the following compensation: (a) annual salary of $150,000, subject to possible increases once the Company has raised additional capital; (b) incentive stock options to purchase 250,000 shares of the Company's common stock at a strike price of $.312 per share, to vest annually - over three years, subject to the terms and conditions of the Company's 1999 Incentive Stock Option Plan (as described below); (c) eligibility for additional stock options, salary increases and bonuses based on the attainment of mutually agreed upon annual milestones; (d) participation in employee benefit plans made available from time to time to the Company's executive officers; and (e) the arrangement is deemed to be at will so that either party may terminate the arrangement at any
time  for  any     reason.

          (2) Mr. Lane served as the Company's CEO and President from March 1994 to September 1999. He currently serves as the Company's Chairman and Treasurer.


STOCK  OPTION  PLAN

     The Company's Board of Directors approved the Company's 1999 Stock Option Plan (the "Plan") in October 1999. The Plan will be presented to the shareholders at the next annual meeting. Prior to adoption of the Plan, the Company issued options (non-qualified) to purchase 516,000 shares of the Company's common stock to officers, directors and consultants of the Company. The purchase price for shares pursuant to such non-qualified options is $1.00 per share.

     The purpose of the Plan is to enable the Company to offer to its key employees, officers, directors, consultants and sales representatives whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The total number of shares of the Company's common stock reserved and available for distribution under the Plan is 1,383,148 shares. These shares will underlie the options issued by the Company pursuant to the Plan. The option holders will not be protected against dilution if the Company should issue additional shares in the future. Neither the options nor the shares underlying the options have preemptive rights. For more information regarding the Plan, see Exhibits 6.07 and 6.08 attached hereto.

     The Company has granted Directors of the Company non-qualified options to purchase Company common stock during the last fiscal year as follows:



                           OPTIONS GRANTS IN LAST FISCAL YEAR
                                  (INDIVIDUAL GRANTS)


                          Number of   Percent Of Total
                         Securities    Options Granted
                         Underlying    to Employees In    Exercise Or
                           Options         Fiscal         Base Price
Name                     Granted (#)        Year            ($/Sh)      Expiration Date
-----------------------  -----------  -----------------  -------------  ---------------
J. Phillips L.. . . . .   250,000(*)                83%  $         .32    September 2009
Johnston - CEO

William F. Lane . . . .            0                --              --               --

Joe S. Wakil, M.D.. . .       50,000                17%  $        1.38      August 2009
_______________________




          (*)     These  options were granted to Mr. Johnston pursuant to an employment agreement  dated  November  9,  1999.



               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES



                       Number of
                      Securities         Value Of
                      Underlying       Unexercised
                      Unexercised      In-The-Money
                    Options At FY-    Options At FY-
                        End (#)          End ($)
                     Exercisable/      Exercisable/
Name                 Unexercisable    Unexercisable
------------------  ---------------  ----------------
J. Phillips L. . .         133,000/  $        25,979/
Johnston - CEO . .          167,000  $         52,271

William F. Lane. .          100,000                --

Joe S. Wakil, M.D.           50,000                --



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's common stock as of March 15, 2000, by
(i) each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of the Company's common stock, (ii) each director of the Company individually, (iii) the Named Executive, and (iv) all directors and executive officers as a group:



NAME AND ADDRESS                        AMOUNT AND NATURE OF SHARES    PERCENT OF CLASS
OF BENEFICIAL OWNER                       BENEFICIALLY OWNED (1)          OUTSTANDING
----------------------------------      -------------------------      -----------------

William F. Lane (2)(3)(4)                                   2,513,704             30.82%
2506 W. Nash Street
Suite C
Wilson, NC 27896

J. Phillips L. Johnston (3)(4)                                301,000              5.10%
Venture Bldg. II
NCSU Centennial Campus
920 Main Campus Drive
Suite 400
Raleigh, NC  27606

Ira A. Hunt, Jr.                                              490,000              8.57%
7102 Capitol View Drive
McLean, VA  22101



Peter L. Coker (3)                                            420,000              5.01%
Capital Investment Partners, LLC
17 Glenwoon Ave.
Raleigh, NC  27603

Joe S. Wakil, M.D. (3)                                         97,006              2.21%
2928 Carnagie Street
Houston, TX  77005

Glenn J. Kline (3)                                                  0              0.00%
Venture Bldg. II
NCSU Centennial Campus
920 Main Campus Drive
Raleigh, NC  27606


Kaye B. Amick                                                  858,939            10.25%
1809 Faison Road
Durham, NC  27896

Information Resource Engineering, Inc.                      1,120,660             13.37%
8029 Corporate Drive
Baltimore, MD  21236


All Directors and Executive
Officers as a Group (6 persons)                             3,331,710             41.99%


          (1)     Includes  shares  as    to   which  such persons have the right to
                  acquire  beneficial ownership  upon  exercise of options which are exercisable within sixty (60) days  hereof, as follows: Mr. Lane -
                  100,000; Mr. Hunt - 250,000; Mr. Johnston - 133,000; and Mr. Wakil
                  -  90,000.

          (2) Mr. Lane owns his shares as a joint tenant with his wife, Barbara D. Lane.

          (3)     Director  of  the  Company

          (4)     Named  Executive  Officer  of  the  Company.



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Director Hunt loaned the Company $5,460 in the Summer of 1999 and was repaid in full in July 1999.

     In September 1999, Director Joe S. Wakil received $5,000 from the Company to conduct a marketing study for the Company. A payable of $2,500 is outstanding at December 31, 1999 and is included in the accounts payable and accrued liabilities in the 1999 financial statements.

     At December 31, 1998, the Company had a loan outstanding in the amount of $42,750 to Director William F. Lane, that accrued interest at 12% per annum. This amount, together with accrued interest, was repaid in April 1999. The Company borrowed an additional $45,000 from Mr. Lane at various times during 1999, and repaid the entire amount, including interest which accrued between 7.5% and 12%, during 1999.

     The Company received management assistance services during 1999 and 1998 in the amount of $17,450 and $68,500, respectively, from TelAmeriCard Corporation, an entity owned by certain of the Company's significant shareholders.

     Chief Executive Officer J. Phillips L. Johnston loaned the Company $15,000 in March 2000 which remains outstanding and intends to lend the Company $20,000 in April 2000.


ITEM  13.  EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K.

     (A)  EXHIBITS.
          --------





Exhibit                                                                   Sequential
  No.     Description                                                      Page No.
-------  ----------------------------------------------------------------  ----------

    3 Articles of Incorporation, together with all amendments thereto, filed as Exhibit 2.01 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

    3.1  Bylaws, filed as Exhibit 2.02 to the
         Registrant's Form 10-SB filed as of
         November 30, 1999, filed with the SEC,
         which is incorporated herein by reference to such Form 10-SB.

    4    Form of Debenture Purchase Agreement by
         and among the Company and purchasers of
         the Company's 12% Convertible
         Subordinated Debentures due 2002, filed as
         Exhibit 3.01 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

    4.1  Form of 12% Convertible Subordinated
         Debenture Due 2002, filed as Exhibit 3.02 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

    4.2  Registration Rights Agreement, dated as of
         December 31, 1997, between the Company
         and Hutchison & Mason PLLC, filed as
         Exhibit 3.04 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.


    4.3  Stock Purchase Agreement, dated as of
         August 1, 1997, by and among the
         Company, Li-Pei Wu and William F. Lane
         (as agent for certain sellers), together with Addendum to Stock Purchase Agreement of even date therewith, filed as Exhibit 3.04 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

    4.4  Convertible Debenture, dated September 24,
         1999, made by the Company in favor of
         Centennial Venture Partners, LLC, filed as
         Exhibit 3.05 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB ("CVP").


    4.5  Common  Stock  Purchase  Warrant, dated,
         September 24, 1999, made by the Company in favor of CVP (450,000 shares), filed as
         Exhibit 3.06 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.


    4.6  Common Stock Purchase Warrant, dated
         September 24, 1999, made by the Company
         in favor of CVP (150,000 shares), filed as
         Exhibit 3.07 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.


    4.7  Common Stock Purchase Warrant, dated
         September 24, 1999, made by the Company
         in favor of CVP (200,000 shares), filed as
         Exhibit 3.08 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

    4.8  Common Stock Purchase Warrant, dated
         September 24, 1999, made by the Company
         in favor of CVP (up to $500,000), filed as
         Exhibit 3.09 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

    4.9  Investor Rights Agreement, dated as of
         September 24, 1999, by and among the
         Company and certain holders of its capital stock, filed as Exhibit 3. 10 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

   4.10  Shareholders Agreement, dated September
         24, 1999, by and among the Company and
         certain shareholders and investors, filed as
         Exhibit 3.11 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

   10 License Agreement, dated October 1, 1999, between the Company and BrentScott
         Associates, LLC, filed as Exhibit 6.01 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.


   10.1  Patent License Agreement, dated July 30,
         1997, between the Company and
         Information Resource Engineering, Inc.,
         filed as Exhibit 6.02 to the Registrant's
         Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

   10.2  License Agreement, dated October 31,
         1999, between the Company and Revolution
         Labs, Inc. ("Revolution"), together with the agreement among the Company, Revolution and Protective Technologies, Inc. ("Protek") regarding the potential purchase by Protek of Revolution's fields of license, filed as
         Exhibit 6.03 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

   10.3  Agreement, dated March 30, 1999, among
         Safe Guard Corporation, Protek, Secure
         Card International, Inc., International
         Biometrics Incorporated, Tele-Guard, Inc.
         and the Company, filed as Exhibit 6.04 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

   10.4 License Agreement dated February 2, 1999 between the Company and Power^Up
         Marketing Corporation, filed as Exhibit 6.05 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.


   10.5  Debenture Purchase Agreement, dated
         September 24, 1999, between the Company
         and certain purchasers, filed as Exhibit 6.06 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

   10.6  1999 Stock Option Plan, filed as Exhibit
         6.07 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

   10.7 Form of Incentive Stock Option Agreement, filed as Exhibit 6.08 to the Registrant's
         Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

   10.8  Employment Agreement between the
         Company and CEO/President Mr. J. Phillips
         L. Johnston, dated November 9, 1999.

   27    Financial Data Schedule.



(B)     REPORTS  ON  FORM  8-K.

     On February 11, 2000, the Company filed a report on Form 8-K reporting under Item 4 that the Company changed independent public accountants for the year ended December 31, 1999 from PriceWaterhouseCoopers, LLP to Ernst & Young, LLP.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              ID  TECHNOLOGIES,  INC.

                              BY   /S/  J.  Phillips  L.  Johnston
                                 ---------------------------------
DATE:  March  30,  2000          J. Phillips L. Johnston, President and CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                                       CAPACITY                         DATE
----------------------------   ----------------------------------------    ---------------

 /S/ J. Phillips L. Johnston
----------------------------
  J. Phillips L. Johnston. .   President and Director
                               (Principal Executive Officer)                   March 30, 2000

 /S/ William F. Lane
----------------------------
William F. Lane. . . . . . .   Chairman, Director, and Treasurer
                               (Principal Financial and Accounting Officer)    March 30, 2000

 /S/  Peter L. Coker
----------------------------                                                   March 30, 2000
      Peter L. Coker. . . . .  Director


      Glen J. Kline . . . . .  Director                                        March 30, 2000


      Joe S. Wakil, M.D.. . .  Director                                        March 30, 2000
