Form 10QSB
period 2000-03-31
ID TECHNOLOGIES CORP
filed 2000-05-15
CIK 1096279

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) UNDER THE SECURITIES EXCHANGE ACT OF 1934.

        For  the  quarterly  period  ended      March  31,  2000
                                            ---------------------

[  ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF THE EXCHANGE ACT.

        For  the  transition  period  from      to

                     Commission file number       000-28301
                                             --------------

                           ID TECHNOLOGIES CORPORATION
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     North  Carolina                                        56-1866233
     ---------------                                     ---------------
   (State  or  Other  Jurisdiction  of                   (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)


                        920 Main Campus Drive / Suite 400
                          Raleigh, North Carolina 27606
                          -----------------------------
                    (Address of Principal Executive Offices)

                                 (919) 424-3722
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                                       ---
                        (Former Name, Former Address and
                      Former Fiscal Year, if Changed Since
                                  Last Report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
        -

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 8,493,570 shares of common stock outstanding as of May 5, 2000.
Transitional  Small  Business  Disclosure  Format  (check  one):
Yes           No     X
                     -



                                FORM 10-QSB INDEX

CAUTIONARY  STATEMENT  REGARDING  FORWARD  LOOKING  STATEMENTS

PART  I     FINANCIAL  INFORMATION
     ITEM  1.     FINANCIAL  STATEMENTS.
     ITEM  2.     MANAGEMENT'S  PLAN  OF  OPERATION.

PART  II    OTHER  INFORMATION
     ITEM  1.     LEGAL  PROCEEDINGS.
     ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.
     ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.
     ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
     ITEM  5.     OTHER  INFORMATION.
     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

SIGNATURES






CAUTIONARY  STATEMENT  REGARDING  FORWARD  LOOKING  STATEMENTS

          This Form 10-QSB contains forward-looking statements. Any statements contained in this Form 10-QSB that are not statements of historical fact are intended to be and are hereby identified as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. ID
Technologies Corporation, a North Carolina corporation (the "Company" or "IDTEK") cautions readers that forward looking statements involve known and unknown risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.

     Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances; and failure by the Company to successfully develop potential products and/or business relationships and strategic alliances. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: ability of the Company to obtain acceptable forms and amounts of financing to fund current and future operations, research and development and acquisitions; competition; the Company's operating losses; the Company's ability to commercially develop its proposed products; the Company's ability to attract, hire and retain employees and management personnel; and the Company's ability to regain control over the development and exploitation of its technology. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.



                          PART I  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

ID  TECHNOLOGIES  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
BALANCE  SHEETS





                                                                           March 31, 2000        December 31, 1999
                                                                            (Unaudited)              (Audited)
                                                                      ------------------------  -------------------
Assets
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $                27,900   $            62,986
   Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . .                    3,270                 3,270
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .                      150                   150
                                                                      ------------------------  -------------------
          Total current assets . . . . . . . . . . . . . . . . . . .                   31,320                66,406

   Equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . .                    1,696                 1,884
   Patents, net. . . . . . . . . . . . . . . . . . . . . . . . . . .                   16,566                17,562
                                                                      ------------------------  -------------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                49,582   $            85,852
                                                                      ========================  ===================

Liabilities and Shareholders' Deficit
    Accounts payable and accrued liabilities . . . . . . . . . . . .                  141,810               122,260
    Note payable to shareholder. . . . . . . . . . . . . . . . . . .                   35,000                     -
    Convertible debt, net of discount of
      $114,000 and $171,000 at March 31,
      2000 and December 31, 1999,
       respectively. . . . . . . . . . . . . . . . . . . . . . . . .                  186,000               129,000
                                                                      ------------------------  -------------------
          Total current liabilities. . . . . . . . . . . . . . . . .                  362,810               251,260

   Deferred Revenue. . . . . . . . . . . . . . . . . . . . . . . . .                   93,000                93,000
   Long term convertible debt, net
      of discount of $30,512 and $34,166
      at March 31, 2000 and December 31,
      2000, respectively . . . . . . . . . . . . . . . . . . . . . .                  154,488               150,834

Shareholders' deficit:
   Series A Preferred stock, $.001 par
       value; 300,000 shares authorized;
       no shares issued and outstanding. . . . . . . . . . . . . . .                        -                     -
   Common stock, no par value,
       5,000,000 shares authorized;
       8,280,171 and 8,277,583 shares
       issued and outstanding at March
       31, 2000 and December 31, 1999,
       respectively. . . . . . . . . . . . . . . . . . . . . . . . .                  282,953               282,953
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . .                3,406,034             3,390,859
   Deficit accumulated during
      the developmental stage. . . . . . . . . . . . . . . . . . . .               (4,249,703)           (4,083,054)
                                                                      ------------------------  --------------------
        Total shareholders' deficit. . . . . . . . . . . . . . . . .                 (560,716)             (409,242)
                                                                      ------------------------  --------------------
Total liabilities and sharehholders' deficit. . . . . . . . . . . .                   $49,582               $85,852
                                                                      ========================  ====================





ID  TECHNOLOGIES  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  OPERATIONS




                                                                                  PERIOD FROM
                                                                                   INCEPTION
                                                                                   (MARCH 16,
                                         3 MONTHS ENDD       3 MONTHS ENDED       1994) THROUGH
                                         MARCH 31, 2000      MARCH 31, 1999       MARCH 31,2000
                                          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                                      ------------------   ------------------  ------------------

License revenue . . . . . . . . . .          $ -                   $ -              $ 92,000
Research and development. . . . . .         10,000                68,000             673,668
Selling, general and
      administrative expenses . . .         84,314                37,907           3,504,486
                                     -------------------  ----------------------  ---------------
         Loss from Operations . . .        (94,314)             (105,907)         (4,086,154)
Other Income & Expense:
  Interest income - contractual . .            -                     -                 2,157
  Amortization of debt discount on.        (60,654)                  -              (127,358)
        convertible debentures
  Interest expense. . . . . . . . .        (11,681)               (2,110)            (38,348)
                                     -------------------  ----------------------  ---------------
                                           (72,335)               (2,110)           (163,549)
                                     -------------------  ----------------------  ---------------
Net Loss. . . . . . . . . . . . . .      $(166,649)            $(108,017)         $(4,249,703)
                                     ===================  ======================  ===============

Basic and diluted per common. . . .        $ (0.02)               $(0.01)
                                     ===================  ======================

Weighted average number
     of common shares . . . . . . .      8,277,729             8,175,833
                                     ===================  ======================




ID  TECHNOLOGIES  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF  SHAREHOLDERS'  EQUITY  (DEFICIT)
PERIOD  FROM  INCEPTION  (MARCH  16,  1994)  THROUGH  MARCH  31,  2000



                                                                     DEFICIT
                                                       ADDITIONAL  ACCUMULATED
                                                        PAID-IN      DURING
                                SHARES       AMOUNT     CAPITAL    DEVELOPMENT    TOTAL
                              ----------  ------------  -------   -------------  --------


Balance at March 16, 1994. .           -  $          -        -   $          -   $     -
Issuance of common shares
   for cash and noncash
   consideration . . . . . .   1,595,200           366       33              -       399
Net loss . . . . . . . . . .           -             -        -           (123)     (123)
                              ----------  ------------  -------   -------------  --------

Balance at December 31, 1994   1,595,200           366       33           (123)      276
Issuance of common shares
   for cash and noncash
    consideration. . . . . .     404,800             -      101              -       101
Net loss . . . . . . . . . .           -             -        -         (2,263)   (2,263)
                              ----------  ------------  -------   -------------  --------

Balance at December 31, 1995   2,000,000           366      134         (2,386)   (1,886)






                                                                                               DEFICIT
                                                                            ADDITIONAL       ACCUMULATED
                                                                             PAID-IN           DURING
                                            SHARES           AMOUNT          CAPITAL         DEVELOPMENT       TOTAL
                                       -----------------------------------------------------------------------------------
Issuance of common shares
   for cash and noncash
   consideration . . . . . . . . .        6,000,000        $        -       $    1,500      $          -      $     1,500
Net loss . . . . . . . . . . . . .                -                 -                -           (29,889)         (29,889)
                                       -------------------------------------------------------------------------------------

Balance at December  31, 1996. . .        8,000,000               366            1,634           (32,275)         (30,275)
Issuance of common shares
  for cash, net of
   issuance costs . . . . . . . . .         153,333           282,587                -                 -          282,587
Capital contribution in form
   of research and
   development services. . . . . .                -                 -          201,405                 -          201,405
Stock based compensation . . . . .                -                 -        1,333,600                 -        1,333,600
Net loss . . . . . . . . . . . . .                -                 -                -        (1,684,313)      (1,684,313)
                                      --------------------------------------------------------------------------------------

Balance at December  31, 1997. . .        8,153,333           282,953        1,536,639        (1,716,588)         103,004
Issuance of common shares
   for cash, net of
    issuance costs . . . . . . . .           22,500                 -           45,000                 -           45,000
Capital contribution in form
   of research and
   development services. . . . . .                -                 -          192,319                 -          192,319
Stock based compensation . . . . .                -                 -          933,425                 -          933,425
Net loss . . . . . . . . . . . . .                -                 -                -        (1,426,725)      (1,426,725)
                                     --------------------------------------------------------------------------------------

Balance at December 31, 1998 . . .        8,175,833           282,953        2,707,383        (3,143,313)        (152,977)
Issuance of warrants in connection
   with convertible debt . . . . .                -                 -          271,870                 -          271,870
Capital contribution in form
   of research and
   development services. . . . . .                -                 -          269,441                 -          269,441
Issuance of common shares
   for noncash consideration . . .          101,750                 -          142,165                 -          142,165
Net loss . . . . . . . . . . . . .                -                 -                -          (939,741)        (939,741)
                                     ---------------------------------------------------------------------------------------

Balance at December 31, 1999 . . .        8,277,583           282,953        3,390,859        (4,083,054)        (409,242)

Capital contribution in form
   of research and
   development services. . . . . .                -                 -           10,000                 -           10,000
Issuance of common shares
    for noncash consideration. . .            2,588                 -            5,175                 -            5,175
Net loss . . . . . . . . . . . . .                -                 -                -          (166,649)        (166,649)
                                    -----------------------------------------------------------------------------------------

Balance at March 31, 2000. . . . .        8,280,171        $  282,953  $     3,406,034      $ (4,249,703)     $  (560,716)
                                    =========================================================================================






ID TECHNOLOGIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS




                                                                                                       PERIOD FROM
                                                                                                    INCEPTION (MARCH 16,
                                                   3 MONTHS ENDED         3 MONTHS ENDED              1994) THROUGH
                                                   MARCH 31, 2000         MARCH 31, 1999              MARCH 31, 2000
                                                    (UNAUDITED)             (UNAUDITED)                 (UNAUDITED)
                                                     -----------------------------------------------------------------
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . .  .  $(166,649)              $(108,018)               $(4,249,703)
Adjustments to reconcile net loss to
  net cash used in operation activities:
    Depreciation. . . . . . . . . . . . . . . . . .       188                     123                      1,579
    Amortization. . . . . . . . . . . . . . . . . .       996                     996                     11,337
    Deferred revenue. . . . . . . . . . . . . . . .      -                       -                        93,000
    Stock based compensation. . . . . . . . . . . .      -                       -                     2,267,025
    Noncash marketing expenses. . . . . . . . . . .      -                       -                        49,165
    Noncash development expenses. . . . . . . . . .    10,000                  68,000                    674,794
    Noncash professional fees . . . . . . . . . . .     5,175                    -                       143,175
    Discount on convertible debentures. . . . . . .    60,654                    -                       127,358
    Change in operating assets and liabilities:
          Notes receivable. . . . . . . . . . . . .      -                       -                        (3,270)
          Deposits. . . . . . . . . . . . . . . . .      -                       -                          (150)
          Accounts payable and accrued liabilities.    19,550                  15,072                    141,810
                                                     ------------------------------------------------------------------

Net cash used in operating activities . . . . . . .   (70,086)                (23,827)                  (743,880)

Cash flows from investing activities:
   Patent costs . . . . . . . . . . . . . . . . . .      -                       -                       (27,903)
   Purchase of equipment. . . . . . . . . . . . . .      -                       -                        (3,275)
                                                     ------------------------------------------------------------------

Net cash used in investing activities . . . . . . .      -                       -                       (31,178)

Cash flows from financing activities:
   Proceeds from note payable to shareholder. . . .    50,000                  20,000                    152,750
   Payment of note payable to shareholder . . . . .   (15,000)                   -                      (117,750)
   Financing costs
   Proceeds from sale of debentures . . . . . . . .      -                       -                       565,000
   Payment on convertible debt. . . . . . . . . . .      -                       -                       (80,000)
   Proceeds from issues of common shares, net . . .      -                       -                       282,958
                                                     -------------------------------------------------------------------

Net cash provided by financing activities . . . . .    35,000                  20,000                    802,958
                                                     -------------------------------------------------------------------
Increase in cash and cash equivalents . . . . . . .   (35,086)                 (3,827)                    27,900

Cash and cash equivalents, beginning of period. . .    62,986                   8,254                        -
                                                     -------------------------------------------------------------------
Cash and cash equivalents, end of period. . . . . .  $ 27,900                 $ 4,427                    $ 27,900
                                                     ===================================================================





ID  TECHNOLOGIES  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS
MARCH  31,  2000
(UNAUDITED)

1.  MANAGEMENT'S  OPINION
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10K-SB for the fiscal year ended December 31, 1999.

2.  DEBT  DISCOUNT  AMORTIZATION
Substantially all of the debt discount amortization expense is a non-cash charge to account for the value of the stock warrants granted to Centennial Venture Partners ("CVP") in conjunction with the $300,000 convertible debentures issued in September 1999. The warrants must be expensed over the one-year life of the debt, which is due September 2000. The majority of the remaining debt discount of $144,512 will be amortized during the remainder of fiscal year 2000.

Without the debt discount amortization, the net loss for the quarter ended March 31, 2000 would be $105,995, as compared to a net loss of $166,649, as reported.

3.   SHAREHOLDERS'  EQUITY  (DEFICIT)
In March 2000, the Company issued 2,588 shares of common stock, valued at $5,175, in exchange for professional services.


ITEM  2.  MANAGEMENT'S  PLAN  OF  OPERATION.

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

     The development and production of this biometric breakthrough is managed by the Company's scientific partner, Information Resources Engineering ("IRE") of Baltimore, Maryland. IRE is a leading provider of network and internet security systems and technologies. IRE is a shareholder of the Company, owning 13.7% of the Company's outstanding common stock. IRE also holds a Company license with rights to the internet, computer network, banking and treasury fields worldwide.

     A prototype card was completed at the end of the Company's 1999 fiscal year, as well as a comprehensive manufacturing plan to build a single-chip production card at a cost below $20. The non-recurring engineering cost (NRE) will be paid by IRE to the production card maker at a cost of approximately $1.7 million.

     Presently, the Company has initial licenses in place with IRE, Protek, Power^Up Marketing Corporation, BrentScott Associates and Revolution Labs, which are expected to yield $1.46 million in initial license fees when card production begins. Production is expected to begin in 2000 or 2001.

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

          The Company has been a developmental-stage company with nominal revenues since its inception. Losses were $1,426,725 in 1998, $939,741 in 1999, $108,017 in the quarter ended March 31, 1999 and $166,649 in the quarter ended March 31, 2000.

     As of March 2000, the Company has depleted its cash. The Company's Chief Executive Officer lent the Company $50,000 in March 2000 to support the Company's working capital needs. The Company is trying to raise at least $1.5 million in the immediate future with $500,000 of that needed for current year operations.

     With the Company's policy of contracting out development and concentrating on licensing of its intellectual property, the Company does not plan to purchase any equipment or buy or rent plant(s) in the next year. Nonetheless, when and if the $1.5 million is raised, the Company intends to hire a high-level engineer to oversee the Company's multi-development card projects and assist the Company's licensees with their particular biometric applications.

     RESULTS  OF  OPERATIONS

     The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources. This should be read in conjunction with the financial statements of the Company and notes thereto. The operating results of the periods presented were not significantly affected by inflation.

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999:

     There was no license or royalty revenue for the three months ended March 31, 2000 or 1999. License fee payments are predicated primarily on a $20 cost biometric fingerprint production card. Royalty payments are predicated on the sale of the cards to end-users by licensees.

     The research and development expenses are a non-cash entry in both quarters, which mirrors exactly IRE's research and development cash expenses for the development of the biometric fingerprint card. IRE's research and development cost for the card was $10,000 for the three months ended March 31, 2000 compared to $68,000 for the three months ended March 31, 1999. Even though IRE, the Company's development partner and 13.7% shareholder, is responsible for and incurred this expense, ID Technologies must record the expense since the Company receives the benefits from IRE's research.

     Selling, general, and administrative expenses during the three months ended March 31, 2000 were $84,314, up 122% from the $37,907 of such expenses in the prior year quarter due to hiring a seasoned Chief Executive Officer in the fall of 1999 and the necessary purchase of Directors and Officers insurance.

     Amortization of debt discount on convertible debentures was $60,654 in the first quarter of 2000 compared to no such expense in the first quarter of the 1999 fiscal year. This is a non-cash expense to amortize the value of options and warrants associated with the $485,000 of convertible debt obtained in 1999.

     Interest expense was $11,681 in the first quarter of 2000, up from the $2,110 recorded in the first quarter of 1999. This represents the accrued interest of 12% on $185,000 convertible debentures issued in mid-1999 and 8% interest on $300,000 convertible debentures issued in September 1999. The only debt outstanding in the first quarter of 1999 was a small note from a shareholder.

     The Company's net operating loss for the three months ended March 31, 2000 was $94,314, down slightly from the net operating loss of $105,907 for the three months ended March 31, 1999.

                          PART II     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

          The Company is not involved in any material pending legal proceeding adverse to the Company.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

          There were no sales of common stock in the first quarter; however, there were 2,588 shares issued in exchange for professional services.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

          There is no debt due until September 2000 when the CVP note is due. Other debt represents a loan from a shareholder that has no defined due date.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM  5.     OTHER  INFORMATION.

          None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.



(A)     EXHIBITS.
        --------



 Exhibit
   No.                    Description
----------   --------------------------------------------


 3.1 Articles of Incorporation, together with all amendments thereto. (Incorporated herein by reference to Exhibit 2.01 of the Company's Form 10-SB filed as of November 30, 1999.)

 3.2 Bylaws. (Incorporated herein by reference to Exhibit 2.02 of the Company's Form
             10-SB filed as of November 30, 1999.)

 4.1         Form of Debenture Purchase Agreement by
             and among the Company and purchasers of
             the Company's 12% Convertible
             Subordinated Debentures due 2002
             (Incorporated herein by reference to
             Exhibit 3.01 to the Company's Form 10
             -SB filed as of November 30, 1999.)

 4.2         Form of 12% Convertible Subordinated
             Debenture Due 2002. (Incorporated herein by reference to Exhibit 3.02 to the Company's Form 10-SB filed as of November 30, 1999.)

 4.3         Registration Rights Agreement, dated as of
             December 31, 1997, between the Company
             and Hutchison & Mason PLLC. (Incorporated herein by reference to Exhibit 3.04 to the Company's Form 10-SB filed as of November
             30, 1999.)

 4.4         Stock Purchase Agreement, dated as of August
             1, 1997, by and among the Company, Li-Pei
             Wu and William F. Lane (as agent for certain sellers), together with Addendum to Stock
             Purchase Agreement of even date therewith.
             (Incorporated herein by reference to Exhibit
             3.04 to the Company's Form 10-SB filed as of November 30, 1999.)

 4.5         Convertible Debenture, dated September 24,
             1999, made by the Company in favor of
             Centennial Venture Partners, LLC ("CVP").
             (Incorporated herein by reference to Exhibit
             3.05 to the Company's Form 10-SB filed as of November 30, 1999.)

 4.6         Common Stock Purchase Warrant, dated
             September 24, 1999, made by the Company
             in favor of CVP (450,000 shares). (Incorporated herein by reference to Exhibit 3.06 to the Company's Form 10-SB filed as of November
             30, 1999.)

 4.7         Common Stock Purchase Warrant, dated September
             24, 1999, made by the Company in favor of CVP (150,000 shares). (Incorporated herein by reference to Exhibit 3.07 to the Company's
             Form 10-SB filed as of November 30, 1999.)

 4.8         Common Stock Purchase Warrant, dated September
             24, 1999, made by the Company in favor of CVP
             (200,000 shares). (Incorporated herein by reference to Exhibit 3.08 to the Company's Form
             10-SB filed as of November 30, 1999.)

 4.9         Common Stock Purchase Warrant, dated September
             24, 1999, made by the Company in favor of CVP
             (up to $500,000). (Incorporated herein by reference to Exhibit 3.09 to the Company's Form
             10-SB filed as of November 30, 1999.)

 4.10        Investor Rights Agreement, dated as of September
             24, 1999, by and among the Company and certain holders of its capital stock. (Incorporated herein by reference to Exhibit 3.10 to the Company's Form
             10-SB filed as of November 30, 1999.)

 4.11 Shareholders Agreement, dated September 24, 1999, by and among the Company and certain shareholders and investors. (Incorporated herein by reference to Exhibit 3.11 to the Company's Form 10-SB filed as of November 30, 1999.)

 27          Financial Data Schedule.






(b)     REPORTS  ON  FORM  8-K.

     On February 11, 2000, the Company filed a report on Form 8-K reporting under Item 4 that the Company changed independent public accountants for the year ended December 31, 1999 from PricewaterhouseCoopers, LLP to Ernst & Young, LLP.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ID  TECHNOLOGIES  CORPORATION



                                         BY     /S/  J.  Phillips  L.  Johnston
                                                --------------------------------
DATE:     May  15,  2000                         J.  Phillips  L.  Johnston,
                                                      President  and  CEO



                                                /S/  William  F.  Lane
                                                --------------------------------
DATE:     May  15,  2000                         William  F.  Lane, Chairman and
                                                          Treasurer
                                                 (Principal  Financial  Officer)