Form 10QSB
period 2000-06-30
ID TECHNOLOGIES CORP
filed 2000-08-10
CIK 1096279

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) under the Securities Exchange Act of 1934.

        For the quarterly period ended      June 30, 2000
                                        -------------------------

[  ]    Transition report under Section 13 or 15(d) of the Exchange Act.

        For the transition period from                     to
                                        ------------------    ------------------

                        Commission file number 000-28301
                                               ---------

                           ID TECHNOLOGIES CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         North Carolina                                          56-1866233
------------------------------------                         -----------------
   (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)


                        920 Main Campus Drive / Suite 400
                          Raleigh, North Carolina 27606
                    -----------------------------------------
                    (Address of Principal Executive Offices)


                                 (919) 424-3722
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                -------------------------------------------------
                        (Former Name, Former Address and
                Former Fiscal Year, if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
   ---------------   ---------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 8,393,570 shares of common stock outstanding as of August 1, 2000.

         Transitional Small Business Disclosure Format (check one):

Yes                No      X
   ---------------   ---------------

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

SIGNATURES





CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-QSB contains forward-looking statements. Any statements contained in this Form 10-QSB that are not statements of historical fact are intended to be and are hereby identified as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. ID
Technologies Corporation, a North Carolina corporation (the "Company" or "IDTEK") cautions readers that forward-looking statements involve known and unknown risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.

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




                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ID Technologies Corporation
(A Development Stage Company)
Balance Sheets
                                                                    December 31,
                                                  June 30, 2000         1999
                                                   (Unaudited)        (Audited)
                                                   ------------     ------------
Assets
   Cash and cash equivalents                       $     50,785     $    62,986
   Notes receivable                                       3,270           3,270
   Prepaid expenses                                      10,930             150
                                                   ------------     ------------
          Total current assets                           64,985          66,406

   Equipment, net                                         1,508           1,884
   Patents, net                                          15,570          17,562
                                                   ------------     ------------
Total Assets                                       $     82,063     $    85,852
                                                   ============     ============

Liabilities and Shareholders' Deficit
   Accounts payable and accrued liabilities        $    142,918     $   122,260
   Earnest money from Protek                            100,000              -
   Note payable to shareholder                           50,000              -
   Convertible debt, net of discount of
      $57,000 and $171,000 at June 30,
      2000 and December 31, 1999,
      respectively                                      243,000         129,000
                                                   ------------     ------------
          Total current liabilities                     535,918         251,260

   Deferred Revenue                                      93,000          93,000
   Long term convertible debt, net
      of discount of $26,858 and $34,166
      at June 30, 2000 and December 31,
      1999, respectively                                158,142         150,834

Shareholders' deficit:
   Series A Preferred stock, $.001 par
       value; 300,000 shares authorized;
       no shares issued and outstanding                      -               -
   Common stock, no par value,
       5,000,000  shares  authorized;
       8,393,570 and 8,277,583 shares
       issued and outstanding at June
       30, 2000 and December 31, 1999,
       respectively                                     282,953         282,953
   Additional paid-in capital                         3,476,909       3,390,859
   Deficit accumulated during
      the developmental stage                        (4,464,859)     (4,083,054)
                                                   ------------     ------------
          Total shareholders' deficit                  (704,997)       (409,242)
                                                   ------------     ------------
Total liabilities and sharehholders' deficit       $     82,063     $    85,852
                                                   ============     ============

ID Technologies Corporation
(A Development Stage Company)
Statements of Operations

                                                                                              Period from
                                                                                          Inception (March 16,
                                            6 months ended        6 months ended             1994) through
                                            June 30, 2000          June 30, 1999             June 30, 2000
                                             (Unaudited)           (Unaudited)               (Unaudited)
                                            --------------        --------------          ---------------------
License revenue                             $        -            $        -              $             92,000
Research and development                            10,000               136,000                       673,668
Selling, general and
      administrative expenses                      226,916               193,520                     3,647,088
                                            --------------        --------------          ---------------------
         Loss from Operations                     (236,916)             (329,520)                   (4,228,756)

Other Income & Expense:
  Interest income - contractual                      -                     1,000                         2,157
  Amortization of debt discount on
        convertible debentures                    (121,308)               (2,396)                     (188,012)
  Interest expense                                 (23,581)               (3,554)                      (50,248)
                                            --------------        --------------          ---------------------
                                                  (144,889)               (4,950)                     (236,103)
                                            --------------        --------------          ---------------------
Net Loss                                    $     (381,805)       $     (334,470)         $         (4,464,859)
                                            ==============        ==============          =====================

Basic and diluted per common share          $        (0.05)       $        (0.04)
                                            ==============        ==============

Weighted average number
     of common shares                            8,335,869             8,176,181
                                            ==============        ==============




                                            3 months ended        3 months ended
                                            June 30, 2000         June 30, 1999
                                               (Unaudited)          (Unaudited)
                                            --------------        --------------

License revenue                             $        -            $       -
Research and development                             -                   68,000
Selling, general and
      administrative expenses                      142,602              155,613
                                            --------------        --------------
         Loss from Operations                     (142,602)            (223,613)

Other Income & Expense:
  Interest income - contractual                      -                    1,000
  Amortization of debt discount on
      convertible debentures                       (60,654)              (2,396)
  Interest expense                                 (11,900)              (1,444)
                                            --------------        --------------
                                                   (72,554)              (2,840)
                                            --------------        --------------
Net Loss                                    $     (215,156)       $    (226,453)
                                            ==============        ==============

Basic and diluted per common share          $        (0.03)       $       (0.03)
                                            ==============        ==============

Weighted average number
      of common shares                           8,393,570             8,176,529
                                            ==============        ==============

ID Technologies Corporation
(A Development Stage Company)
Statement of Shareholders' Equity (Deficit)
Period from inception (March 16, 1994) through June 30, 2000

                                                                                Deficit
                                                                Additional    Accumulated
                                                                 Paid-in        During
                                     Shares           Amount      Capital      Development      Total
                                   -----------    -----------   ----------    ------------   -----------

Balance at March 16, 1994                 -       $     -             -        $      -      $     -
Issuance of common shares
   for cash and noncash
   consideration                     1,595,200            366           33            -              399
Net loss                                  -             -             -               (123)         (123)
                                   -----------    -----------   ----------      ----------   ------------

Balance at December 31, 1994         1,595,200            366           33            (123)          276
Issuance of common shares
   for cash and noncash
   consideration                       404,800          -              101            -              101
Net loss                                  -             -             -             (2,263)       (2,263)
                                   -----------    -----------   ----------      ----------   ------------

Balance at December 31, 1995         2,000,000            366          134          (2,386)       (1,886)

Issuance of common shares
   for cash and noncash
   consideration                     6,000,000    $     -       $    1,500     $      -      $     1,500
Net loss                                  -             -             -            (29,889)      (29,889)
                                   -----------    -----------   ----------     -----------   ------------

Balance at December  31, 1996        8,000,000            366        1,634         (32,275)      (30,275)
Issuance of common shares
   for cash, net of
   issuance costs                      153,333        282,587         -               -          282,587
Capital contribution in form
   of research and
   development services                   -             -          201,405            -          201,405
Stock based compensation                  -             -        1,333,600            -        1,333,600
Net loss                                  -             -             -         (1,684,313)   (1,684,313)
                                   -----------    -----------   ----------     -----------   -----------

Balance at December  31, 1997        8,153,333        282,953    1,536,639      (1,716,588)      103,004
Issuance of common shares
   for cash, net of
   issuance costs                       22,500          -           45,000            -           45,000
Capital contribution in form
   of research and
   development services                   -             -          192,319            -          192,319
Stock based compensation                  -             -          933,425            -          933,425
Net loss                                  -             -                -      (1,426,725)   (1,426,725)
                                   -----------    -----------   ----------     -----------   ------------

Balance at December 31, 1998         8,175,833        282,953    2,707,383      (3,143,313)     (152,977)


Issuance of warrants in connection
   with convertible debt                  -             -          271,870            -          271,870
Capital contribution in form
   of research and
   development services                   -             -          269,441            -          269,441
Issuance of common shares
   for noncash consideration           101,750          -          142,165            -          142,165
Net loss                                  -             -             -           (939,741)     (939,741)
                                   -----------    -----------   ----------     -----------   ------------

Balance at December 31, 1999         8,277,583        282,953    3,390,859      (4,083,054)     (409,242)
Capital contribution in form
   of research and
   development services                   -             -           10,000            -           10,000
Issuance of common shares
   for noncash consideration           115,987          -           76,050            -           76,050
Net loss                                  -             -             -           (381,805)     (381,805)
                                   -----------    -----------   ----------     -----------   ------------

Balance at June 30, 2000             8,393,570    $   282,953   $3,476,909     $(4,464,859)  $  (704,997)
                                   ===========    ===========   ==========     ===========   ============

ID Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows


                                                                                    Period from
                                                                                     Inception
                                                                                    (March 16,
                                                  6 months ended   6 months ended  1994) through
                                                   June 30, 2000   June 30, 1999   June 30, 2000
                                                    (Unaudited)      (Unaudited)    (Unaudited)
                                                   -------------   -------------   -------------

Cash flows from operating activities:
Net loss                                           $    (381,805)  $    (334,470)  $  (4,464,859)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                             376             246           1,767
    Amortization                                           1,992           1,993          12,333
    Deferred revenue                                        -              -              93,000
    Stock based compensation                                -              -           2,267,025
    Noncash marketing expenses                              -              4,165          49,165
    Noncash development expenses                          10,000         136,000         674,794
    Noncash professional fees                             76,050           -             214,050
    Discount on convertible debentures                   121,308           2,396         188,012
    Change in operating assets and liabilities:
          Notes receivable                                  -             10,000          (3,270)
          Prepaids and Deposits                          (10,780)          -             (10,930)
          Accounts payable and accrued liabilities        20,658         (29,664)        142,918
                                                   -------------   -------------   -------------

Net cash used in operating activities                   (162,201)       (209,334)       (835,995)


Cash flows from investing activities:
   Patent costs                                             -              -             (27,903)
   Purchase of equipment                                    -              -              (3,275)
                                                   -------------   -------------   -------------

Net cash used in investing activities                       -              -             (31,178)

Cash flows from financing activities:
   Proceeds from note payable to shareholder             100,000          20,000         202,750
   Payment of note payable to shareholder                (50,000)        (57,290)       (152,750)
   Proceeds from Earnest Money-Protek                    100,000                         100,000
   Proceeds from sale of debentures                         -            265,000         565,000
   Payment on convertible debt                              -              -             (80,000)
   Proceeds from issues of common shares, net               -              -             282,958
                                                   -------------   -------------   -------------

Net cash provided by financing activities                150,000         227,710         917,958
                                                   -------------   -------------   -------------
Increase in cash and cash equivalents                    (12,201)         18,376          50,785

Cash and cash equivalents, beginning of period            62,986           8,254           -
                                                   -------------   -------------   -------------
Cash and cash equivalents, end of period           $      50,785   $      26,630   $      50,785
                                                   =============   =============   =============



ID Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
June 30, 2000
(Unaudited)

1.  Management's Opinion
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

2.  Debt Discount Amortization
Substantially all of the debt discount amortization expense is a non-cash charge to account for the value of the stock warrants granted to Centennial Venture Partners ("CVP") in conjunction with the $300,000 convertible debentures issued in September 1999. The warrants must be expensed over the one-year life of the debt, which is due September 2000. The remaining debt discount of $57,000 will be amortized in the third quarter of fiscal year 2000.

Without the debt discount amortization, the net loss for the six months ended June 30, 2000 would be $260,497, as compared to a net loss of $381,805, as reported.

3.       Good Faith Deposit from Protective Technologies, Inc.
On May 2, 2000, the Board of Directors announced agreement in principal to purchase Protective Technologies Incorporated (Protek). This acquisition was subject to, among other things, successful negotiation, due diligence and Protek Board approval. In conjunction with the potential acquisition, the Company received a good faith deposit of $100,000 from Protek. There were no restrictions placed on the use of this deposit nor was any written agreement signed with respect to the deposit. The Company believes that the understanding was that if the acquisition did not occur due to the fault of the Company, the Company would be required to repay the deposit to Protek. Protek declined to complete the transaction on August 2, 2000. Since the Company stood ready to complete the acquisition, the Company believes that it is entitled to retain the $100,000.

4.       Interest Payable
The convertible debentures issued April through June of 1999 carry a 12% interest which accrues monthly. The first interest payment was due June 2000. The debenture holders have received a written request to convert their interest receivable into common shares of the Company at current fair market value of $0.60 per share. The interest is properly accrued, but not yet paid in cash or stock as the holders have not yet responded.

5.       Shareholders' Equity (Deficit)
In March and April 2000, the Company issued 115,987 shares of common stock, valued at $76,050, in exchange for professional services.

Item 2.  Management's Plan of Operation

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

         Presently, the Company has initial licenses in place with IRE, Protek, Power^Up Marketing Corporation, BrentScott Associates and Revolution Labs, which are expected to yield one million dollars in initial license fees when card production begins. Production is expected to begin in 2001.

         The Company believes it has to be the first-to-market leader with the following competitive advantages:

o A biometric fingerprint card with storage and a power source (lithium battery) on board.
o    A biometric fingerprint card not requiring an independent power source.
o A biometric fingerprint card safe-guarding personal privacy (a government or corporate-based database system is unnecessary).
o A biometric fingerprint card with 113 m.p.s of computing power (the power of a Palm Pilot).

The biometric fingerprint card is essentially a standalone computer on a card protected by the Lane foundation patent: United States Patent Number 5,623,552 issued on April 22, 1997.

         The Company has been a developmental-stage company with nominal revenues since its inception. Losses were $1,426,725 in 1998, $939,741 in 1999, $334,470 in the six months ended June 30, 1999 and $381,805 in the six months ended June 30, 2000.

         As of June 2000, the Company had depleted its cash. The Company's Chairman lent the Company $50,000 in June 2000 to support the Company's working capital needs. The Company is trying to raise at least $1.5 million in the immediate future with $500,000 of that needed for current year operations.

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

         Comparison of Six Months Ended June 30, 2000 and 1999:

         There was no license or royalty revenue for the six months ended June 30, 2000 or 1999. License fee payments are predicated primarily on a $20 cost biometric fingerprint production card. Royalty payments are predicated on the sale of the cards to end-users by licensees.

         The research and development expenses are a non-cash entry in both periods, which mirrors exactly IRE's research and development cash expenses for the development of the biometric fingerprint card. IRE's research and development cost for the card was $10,000 for the six months ended June 30, 2000 compared to $136,000 for the six months ended June 30, 1999. Even though IRE, the Company's development partner and 13.7% shareholder, is responsible for and incurred this expense, ID Technologies must record the expense since the Company receives the benefits from IRE's research.

         Selling, general, and administrative expenses during the six months ended June 30, 2000 were $226,916, up 17% from the $193,520 of such expenses in the prior year period due to an increase in legal fees with the acquisition of Protective Technologies which is now cancelled.

         Amortization of debt discount on convertible debentures was $121,308 in the first six months of 2000 compared to $2,396 in the first six months of the 1999 fiscal year. This is a non-cash expense to amortize the value of options and warrants associated with the $485,000 of convertible debt obtained in 1999.

         Interest expense was $23,581 in the first six months of 2000, up from the $3,554 recorded in the first six months of 1999. This represents the accrued interest of 12% on $185,000 convertible debentures issued in mid-1999 and 8% interest on $300,000 convertible debentures issued in September 1999. The only debt outstanding in the first six months of 1999 was a small note from a shareholder.

         The Company's net operating loss for the six months ended June 30, 2000 was $236,916, down 28% from the net operating loss of $329,520 for the six months ended June 30, 1999. The Company is delaying the necessary development and marketing expenditures until they close on additional financing or complete an acquisition that will provide working capital.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is not involved in any material pending legal proceeding adverse to the Company.

Item 2.       Changes in Securities and Use of Proceeds.

         There were no sales of common stock in the second quarter; however, there were 115,987 shares issued in exchange for professional services. 111,399 of these shares were issued to the Company's law firm in payment of certain past due amounts and for certain future legal services. The balance of the shares were issued to an outside accounting firm and an executive search firm. The Company relied on Section 4(2) of the Securities Act of 1933, as amended in connection with these issuances based on the preexisting relationship the Company had with these service providers and the service providers' sophistication and financial wherewithal.

Item 3.       Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

Item 5.       Other Information.

         None.

Item 6.       Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

Exhibit
  No.                                            Description
-------                                          -----------
3.1 Articles of Incorporation, together with all amendments thereto. (Incorporated herein by reference to Exhibit 2.01 of the Company's Form 10-SB filed as of November 30, 1999.)

3.2                         Bylaws.   (Incorporated   herein  by   reference  to
                            Exhibit 2.02 of the Company's Form 10-SB filed as of November 30, 1999.)

4.1 Form of Debenture Purchase Agreement by and among the Company and purchasers of the Company's 12% Convertible Subordinated Debentures due 2002. (Incorporated herein by reference to Exhibit 3.01 to the Company's Form 10-SB filed as of November 30, 1999.)

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

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ID TECHNOLOGIES CORPORATION


                               BY       /S/ J. Phillips L. Johnston
                                      ------------------------------------------
DATE:    August 9, 2000               J. Phillips L. Johnston, President and CEO


                                       /S/ William F. Lane
                                      ------------------------------------------
DATE:    August 9, 2000               William F. Lane, Chairman and Treasurer
                                           (Principal Financial Officer)