Form 10QSB
period 2000-09-30
ID TECHNOLOGIES CORP
filed 2000-11-14
CIK 1096279

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended      September 30, 2000
                                        ----------------------------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act.

         For the transition period from               to
                                        -------------    --------------

                        Commission file number 000-28301

                           ID TECHNOLOGIES CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         North Carolina                                          56-1866233
------------------------------------                          -----------------
   (State or Other Jurisdiction of                             (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

                        920 Main Campus Drive / Suite 400
                          Raleigh, North Carolina 27606
                    (Address of Principal Executive Offices)

                                 (919) 424-3722
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                        (Former Name, Former Address and
                Former Fiscal Year, if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
   ---------   ----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 8,936,514 shares of common stock outstanding as of October 1, 2000.

         Transitional Small Business Disclosure Format (check one):

Yes          No   X
   ---------   ----------

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ID Technologies Corporation
(A Development Stage Company)
Balance Sheets
                                                    September 30,   December 31,
                                                        2000           1999
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
Assets
   Cash and cash equivalents                         $   333,323    $    62,986
   Notes receivable                                        3,270          3,270
   Prepaid expenses                                        8,280            150
                                                     -----------    -----------
          Total current assets                           344,873         66,406

   Equipment, net                                          1,320          1,884
   Patents, net                                           14,574         17,562
                                                     -----------    -----------
Total Assets                                         $   360,767    $    85,852
                                                     ===========    ===========

Liabilities and Shareholders' Deficit
    Accounts payable and accrued liabilities         $   154,218    $   122,260
    Note Payable to Protek                                25,987            -
    Note payable to shareholder                           49,217            -
    Convertible debt, net of discount of
      $72,800 and $171,000
      at September 30, 2000
       and December 31, 1999, respectively               327,200        129,000
                                                     -----------    -----------
          Total current liabilities                      556,622        251,260

   Deferred Revenue                                      182,062         93,000

   Long term convertible debt, net
      of discount of $23,204  and $34,166
      at September 30, 2000 and
      December 31, 1999, respectively                    161,796        150,834

Shareholders' deficit:
   Series A Preferred stock, $.001 par
       value; 300,000 shares authorized;
       no shares issued and outstanding                      -              -
   Common stock, no par value,
       50,000,000 shares authorized;
       8,936,514 and 8,277,583 shares
       issued and outstanding at
       September 30, 2000 and
       December 31, 1999, respectively                   282,953        282,953
   Additional paid-in capital                          3,880,630      3,390,859
   Deficit accumulated during
      the developmental stage                         (4,703,296)    (4,083,054)
                                                     -----------    -----------
          Total shareholders' deficit                   (539,713)      (409,242)
                                                     -----------    -----------
Total liabilities and sharehholders' deficit         $   360,767    $    85,852
                                                     ===========    ===========


ID Technologies Corporation
(A Development Stage Company)
Statements of Operations


                                                                                      Period from
                                                                                  Inception (March 16,
                                        9 months ended          9 months ended       1994) through
                                      September 30, 2000    September  30, 1999   September 30, 2000
                                          (Unaudited)            (Unaudited)          (Unaudited)
                                          -----------            -----------          ------------
License revenue                          $        -               $      -            $    92,000
Research and development                       40,270               204,000               703,938
Selling, general and
      administrative expenses                 354,079               335,943             3,774,251
                                          -----------            -----------          ------------
         Loss from Operations                (394,349)             (539,943)           (4,386,189)
Other Income & Expense:
  Interest income - contractual                    95                 1,000                 2,252
  Amortization of debt discount on
        convertible debentures               (187,162)               (6,050)             (253,866)
  Interest expense                            (38,826)              (11,758)              (65,493)
                                          -----------            -----------          ------------
                                             (225,893)              (16,808)             (317,107)
                                          -----------            -----------          ------------

Net Loss                                  $  (620,242)            $(556,751)          $(4,703,296)
                                          ===========            ===========          ============

Basic and diluted loss per common share   $      (.07)            $    (.07)
                                          ===========            ===========

Weighted average number of
    Common shares outstanding               8,374,139             8,243,315
                                          ===========            ===========


                                             3 months ended     3 months ended
                                           September 30, 2000 September 30, 1999
                                               (Unaudited)        (Unaudited)
                                               -----------       -----------
License revenue                                $        -         $      -
Research and development                             30,270           68,000
Selling, general and
      administrative expenses                       127,163          142,423
                                                -----------      -----------
         Loss from Operations                      (157,433)        (210,423)
Other Income & Expense:
  Interest income - contractual                          95              -
  Amortization of debt discount on
        convertible debentures                      (65,854)          (3,654)
  Interest expense                                  (15,245)          (8,204)
                                                -----------      -----------
                                                    (81,004)         (11,858)
                                                -----------      -----------
Net Loss                                        $  (238,437)     $  (222,281)
                                                ===========      ===========

Basic and diluted loss per common share         $      (.03)     $      (.03)
                                                ===========      ===========

Weighted average number of
    common shares outstanding                     8,450,679        8,378,279
                                                ===========      ===========



ID Technologies Corporation
(A Development Stage Company)
Statement of Shareholders' Equity (Deficit)
Period from inception (March 16, 1994) through September 30, 2000
                                                                            Deficit
                                                            Additional    Accumulated
                                                             Paid-in        During
                                  Shares         Amount      Capital       Development      Total
                                  ------         ------      -------       -----------      -----

Balance at March 16, 1994               -      $      -       $     -      $      -       $      -
Issuance of common shares
   for cash and noncash
   consideration                  1,595,200           366            33           -              399
Net loss                                -             -             -            (123)          (123)
                                -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1994      1,595,200           366            33          (123)           276
Issuance of common shares
   for cash and noncash
    consideration                   404,800           -             101           -              101
Net loss                                -             -             -          (2,263)        (2,263)
                                -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1995      2,000,000           366           134        (2,386)        (1,886)

Issuance of common shares
   for cash and noncash
   consideration                  6,000,000           -           1,500           -            1,500

Net loss                                -             -             -         (29,889)       (29,889)
                                -----------   -----------   -----------   -----------    -----------


Balance at December  31, 1996     8,000,000           366         1,634       (32,275)       (30,275)
Issuance of common shares
  for cash, net of
   issuance costs                   153,333       282,587           -             -
                                                                                             282,587
Capital contribution in form
   of research and
   development services                 -             -         201,405           -          201,405
Stock based compensation                -             -       1,333,600           -        1,333,600
Net loss                                -             -             -      (1,684,313)    (1,684,313)
                                -----------   -----------   -----------   -----------    -----------

Balance at December  31, 1997     8,153,333       282,953     1,536,639    (1,716,588)       103,004
Issuance of common shares
   for cash, net of
    issuance costs                   22,500           -          45,000           -
                                                                                              45,000
Capital contribution in form
   of research and
   development services                 -             -         192,319           -
                                                                                             192,319
Stock based compensation                -             -         933,425           -          933,425
Net loss                                -             -             -      (1,426,725)    (1,426,725)
                                -----------   -----------   -----------   -----------    -----------


Balance at December 31, 1998      8,175,833   $   282,953   $ 2,707,383   $(3,143,313)   $  (152,977)





                                                                                 Deficit
                                                                  Additional    Accumulated
                                                                   Paid-in       During
                                        Shares       Amount        Capital       Development      Total
                                        ------       ------        -------       -----------      -----
Issuance of warrants in connection
   with convertible debt                     -             -         271,870           -          271,870
Capital contribution in form
   of research and
   development services                      -             -         269,441           -          269,441
Issuance of common shares
   for noncash consideration             101,750           -         142,165           -          142,165
Net loss                                     -             -             -        (939,741)      (939,741)
                                     -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1999           8,277,583       282,953     3,390,859    (4,083,054)      (409,242)
Capital contribution in form
   of research and
   development services                      -             -          40,270           -
                                                                                                   40,270
Issuance of common shares
    for noncash consideration            115,987           -          76,050           -
                                                                                                   76,050
Issuance of common shares
   for cash                              542,944           -         295,451           -          295,451
Issuance of options
   in connection with
     convertible debt                        -             -          78,000           -
                                                                                                   78,000
Net Loss                                     -             -             -        (620,242)
                                     -----------   -----------   -----------   -----------    -----------
                                                                                                 (620,242)

Balance at September 30, 2000          8,936,514   $   282,953   $ 3,880,630   $(4,703,296)   $  (539,713)
                                     ===========   ===========   ===========   ===========    ===========




ID Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows                                                                     Period from
                                                                                          Inception (March 16,
                                                    9 months ended     9 months ended       1994) through
                                                  September 30, 2000  September 30, 1999  September 30, 2000
                                                     (Unaudited)          (Unaudited)         (Unaudited)
                                                     -----------          -----------         -----------
Cash flows from operating activities:
Net loss                                             $  (620,242)        $  (556,751)        $(4,703,296)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                             564                 368               1,955
    Amortization                                           2,988               2,990              13,329
    Deferred revenue                                      89,062                 -               182,062
    Stock based compensation                                 -                   -             2,267,025
    Noncash marketing expenses                               -                 4,165              49,165
    Noncash development expenses                          40,270             204,000             705,064
    Noncash professional fees                             76,050                 -               214,050
    Discount on convertible debentures                   187,162               6,050             253,866

    Change in operating assets and liabilities:
          Notes receivable                                   -                10,000              (3,270)
          Prepaids and Deposits                           (8,130)                -                (8,280)
          Accounts payable and accrued liabilities        31,958              30,389             154,218
                                                     -----------         -----------          -----------
Net cash used in operating activities                   (200,318)           (298,789)           (874,112)


Cash flows from investing activities:
   Patent costs                                              -                   -               (27,903)
   Purchase of equipment                                     -                   -                (3,275)
                                                     -----------         -----------          -----------
Net cash used in investing activities                        -                   -               (31,178)

Cash flows from financing activities:
   Proceeds from note payable to shareholder             100,000              65,460             202,750

   Payment of note payable to shareholder                (50,783)           (108,210)           (153,533)
   Proceeds from Notes Payable-Protek                     25,987                 -                25,987
   Proceeds from sale of common stock                    295,451                 -               578,409
   Proceeds from sale of convertible debt                100,000             565,000             665,000
   Payment on convertible debt                               -               (80,000)            (80,000)
                                                     -----------         -----------          -----------
   Net cash provided by financing activities             470,655             442,250           1,238,613
                                                     -----------         -----------          -----------
Increase in cash and cash equivalents                    270,337             143,461             333,323

Cash and cash equivalents, beginning of period            62,986               8,254                 -
                                                     -----------         -----------          -----------
Cash and cash equivalents, end of period             $   333,323         $   151,715         $   333,323
                                                     ===========         ===========          ===========


ID Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2000
(Unaudited)


1.  Management's Opinion
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

2.       License Agreements
On August 10, 2000, IDTEK issued an exclusive license for detention systems to Bob Barker Company, Inc. Bob Barker Company paid IDTEK $89,062 for this license and the license agreement requires Bob Barker Company to pay IDTEK a 10% royalty on sales of detention systems utilizing the Company's technology. The initial $89,062 license fee is recorded as deferred revenue. The revenue will be recognized over 13.5 years, the remaining life of the patent, on a straight line basis beginning in October 2000 in accordance with contract terms. The Bob Barker Company, Inc. also purchased 375,000 shares of IDTEK common stock for $210,938.

3.  Debt Discount Amortization
Debt discount amortization expense is a non-cash charge to account for the value of the stock warrants and options granted debt holders. The debt discount amortization expense for the nine months ended September 30, 2000 was $187,162, of which $171,000 related to the Centennial Venture Partners (CVP) warrants valued at $228,000. These warrants are fully amortized as of September 30, 2000. Without the debt discount amortization, the net loss for the nine months ended September 30, 2000 would be $433,080, as compared to a net loss of $620,242, as reported.

4.        Protective Technologies, Inc.
On May 2, 2000, the Board of Directors announced agreement in principal to purchase Protective Technologies Incorporated (Protek). In conjunction with the acquisition, the Company received a good faith deposit of $100,000. The transaction did not commence and was cancelled on August 2, 2000. IDTEK returned the deposit to Protek in the form of a 120 day promissory note for $25,987 and 137,062 shares of IDTEK common stock valued at $74,013. The promissory note bears interest at a rate of prime, plus 1%, with interest due and payable with the principal payment on December 31, 2000.

5.       Convertible Debt
On September 18, 2000, IDTEK issued a six month convertible note in the principal amount of $100,000 and bearing interest at 9% per annum. The holder had the right during the term of the note to convert, in whole or in part, the $100,000 principal into 200,000 shares of IDTEK common stock. The beneficial conversion feature embedded in this agreement was valued at $78,000, which is recorded as a debt discount and is being amortized over the life of the agreement. Debt discount interest expense is a non-cash expense. The amortization for the nine month period ended September 30, 2000 is $5,200.

6.       Interest Payable
The Company issued $185,000 of convertible debentures in April through June of 1999 which carry a 12% annual interest rate payable annually. The first interest payment was due June 2000. The debenture holders responded to a written request to convert their interest receivable into common shares of the Company at their then current fair market value of $0.60 per share. Those who elected to receive the interest payment in cash were paid on October 1, 2000 and those who elected to receive shares in lieu of cash received their shares in October, 2000.

7.       Related Party Transactions
The money raised by the sale of IDTEK common stock to Centennial Venture Partners (CVP) was for the purpose of hiring an outside consultant to perform services for IDTEK. The consultant is an employee of a member of the IDTEK board. The consultant was paid $10,000 for his services. All services were performed by September 30, 2000 and were recorded as consulting expenses. CVP made the cash payment to the consultant and was reimbursed by IDTEK in stock as disclosed in note 8.

8.       Shareholders' Equity (Deficit)
In March and April 2000, the Company issued 115,987 shares of common stock, valued at $76,050, in exchange for professional services. IDTEK realized $221,438 through the sale of common stock in the third quarter representing $210,938 paid by Bob Barker Company, Inc. for its 375,000 shares which it purchased in conjunction with its license agreement (see note 2) and $10,500 of consulting services received through Centennial Venture Partners for 30,882 shares of IDTEK common stock (see note 7).

9.       Subsequent Events
On September 24, 1999, the Company issued a $300,000 convertible debenture to Centennial Venture Partners. The convertible debenture, by its terms, became payable on demand on or after September 24, 2000. On October 16, 2000, Centennial Venture Partners called the debenture and the Company paid it in full, together with accrued interest of $26,600, on October 25, 2000.

On October 30, 2000, a $100,000 convertible note that was issued September 18, 2000 at 9% interest with an option to purchase 200,000 shares at $0.50 per share (see Note 5) was settled through the issuance of 250,000 shares of voting common stock and an option to purchase an additional 250,000 shares at $0.40 per share over a period of 2 years. The original option to purchase 200,000 shares at $0.50 per share was cancelled in conjunction with the settlement.

In-Q-Tel has issued a non-binding letter of intent to invest $400,000 in IDTEK.

On October 20, 2000, IDTEK entered into a binding agreement with PROTEK which cancelled the nonexclusive license agreement granted to PROTEK on March 30, 1999 and granted PROTEK five individual exclusive licenses in the fields of medical, medical insurance, private credit, gaming, and mass transit. The medical, medical insurance and private credit exclusive licenses require PROTEK to make royalty payments to the Company equal to 5% of PROTEK's sales of products in these fields and the gaming and mass transit licenses require PROTEK to make royalty payments to the Company equal to 7% of PROTEK's sales of products in these categories. At present, the Company does not yet have a saleable product so no royalties will be earned in the near future, if at all.

On or about October 25, 2000, the Company borrowed $50,000 from a financial institution, with principal due six months after the borrowing and bearing interest at 12% per annum. This borrowing was personally guaranteed by each of the Company's Chairman and Chief Executive Officer.

Item 2.  Management's Plan of Operation.

         The Company is engaged in the development of biometric technologies, know-how, and products for licensing worldwide. The Company holds the patent for a card, panel, or substrate allowing "on-board" storage and authentication (identification) of fingerprints. The Company estimates the size of the potential market for such products to be 1/10 trillion dollars. The applications for this technology are many and varied: from welfare cards to loyalty/medical records/personal information cards to controlling the use of firearms to one user.

         The development and production of this biometric technology is managed by the Company's scientific partner, Information Resources Engineering ("IRE") of Baltimore, Maryland. IRE is a leading provider of network and internet security systems and technologies. IRE is a shareholder of the Company, owning 13.7% of the Company's outstanding common stock. IRE also holds a Company license with rights to the internet, computer network, banking and treasury fields worldwide.

         A prototype card was completed at the end of the Company's 1999 fiscal year, as well as a comprehensive manufacturing plan to build a single-chip production card at a cost below $20. The non-recurring engineering cost (NRE) will be paid by IRE to the production card maker at a cost of approximately $1.7 million.

         Presently, the Company has initial licenses in place with IRE, PROTEK, Power^Up Marketing Corporation, BrentScott Associates and Revolution Labs which are expected to yield $800,000 in initial license fees, collectively, when the Company's card begins production. Production is expected to begin in 2001.

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

         The Company has been a developmental-stage company with nominal revenues since its inception. Losses were $1,426,725 in 1998, $939,741 in 1999, $556,571 in the nine months ended September 30, 1999 and $620,242 in the nine months ended September 30, 2000.

         As of November 1, 2000, the Company had approximately $7,000 in cash. The Company needs to raise at least $250,000 to fund current year operations and at least an additional $550,000 to fund the Company's operations until the time the Company believes its product under development will begin to generate sufficient revenues to fund operations, which the Company expects to occur in the last quarter of 2001. As of November 1, the Company had cash of approximately $7,000. Accordingly, the Company has an immediate need for cash. There is no assurance that the Company will be able to raise this or any additional amount which becomes required.

         With the Company's policy of contracting out development and concentrating on licensing of its intellectual property, the Company does not plan to purchase any equipment or buy or rent plant(s) in the next year. Nonetheless, when and if at least $800,000 is raised, the Company intends to hire a high-level engineer to oversee the Company's multi-development card projects and assist the Company's licensees with their particular biometric applications.

         Results of Operations

         The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources. This should be read in conjunction with the financial statements of the Company and notes thereto. The operating results of the periods presented were not affected by inflation.

         Comparison of Nine Months Ended September 30, 2000 and 1999:

         There was no license or royalty revenue for the nine months ended September 30, 2000 or 1999. ID Technologies sold a license to Bob Barker Company for an initial license fee of $89,062 during the third quarter of 2000, but this will be recorded as license revenue over the remaining 13.5-year term of the patent underlying the license. Other one time license fee payments are predicated primarily on the Company (or its contract partners) being able to produce a $20 cost biometric fingerprint production card. Royalty payments are predicated on the sale of the cards to end-users by the licensees.

         The research and development expenses are a non-cash entry in both periods, which mirrors exactly IRE's research and development cash expenses for the development of the biometric fingerprint card. IRE's research and development cost for the card was $40,270 for the nine months ended September 30, 2000 compared to $204,000 for the nine months ended September 30, 1999. Even though IRE, the Company's development partner and 13.7% shareholder, is responsible for and incurred this expense, ID Technologies must record the expense since the Company receives the benefits from IRE's research.

         Selling, general, and administrative expenses during the nine months ended September 30, 2000 were $354,079, up 5% from the $335,943 of such expenses in the prior year period due to an increase in insurance costs and commissions paid to issue short term debt and a license agreement.

         Amortization of debt discount on convertible debentures was $187,162 in the first nine months of 2000 compared to $6,050 in the first nine months of the 1999 fiscal year. This is a non-cash expense to amortize the value of options and warrants associated with the $485,000 of convertible debt obtained in 1999 and the $100,000 of convertible debt obtained third quarter 2000.

         Interest expense was $38,826 in the first nine months of 2000, up from the $11,758 recorded in the first nine months of 1999. This represents the accrued interest of 12% on $185,000 convertible debentures issued in mid-1999, 8% interest on $300,000 convertible debentures issued in September 1999, 14.5% on $50,000 note payable issued June 2000, prime plus 1% on $25,987 note payable issued August 2000, and 9% on $100,000 convertible note issued September 2000. The debt outstanding in the first nine months of 1999 was the $185,000 convertible debentures issued mid-1999 and a small note from a shareholder.

         The Company's net operating loss for the nine months ended September 30, 2000 was $394,349, down 27% from the net operating loss of $539,943 for the nine months ended September 30, 1999. The Company is delaying the necessary development and marketing expenditures until it obtains additional financing that will provide working capital.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is not involved in any pending legal proceeding.

Item 2.       Changes in Securities and Use of Proceeds.

         On August 2, 2000, the Company settled a dispute with PROTEK concerning its payment to the Company of a $100,000 earnest deposit in connection with a potential acquisition with the Company which was terminated. The parties disagreed as to whether the Company was entitled to retain this deposit. To settle that disagreement, on August 2, 2000 the Company issued to PROTEK a promissory note in the principal amount of $25,987 bearing interest at prime, plus 1% and payable December 31, 2000 and 137,062 shares of the Company's common stock having a fair market at the time of issuance, based on the market price of the stock at that time, of $74,013.

         On August 10, 2000, the Company sold 375,000 shares of the Company's common stock to Bob Barker Company, Inc. for a cash payment of $210,938. The Bob Barker Company purchased the shares in the Company in connection with its purchase of an exclusive license for detention systems from the Company.

         On or about September 30, 2000, the Company issued to CVP 30,882 shares of the Company's common stock, with a value based on the stock's market price at the time of the issuance of $10,500, to reimburse CVP for the $10,000 cash payment it made to a consultant of the Company to pay for services rendered by the consultant to the Company, with the remaining $500 representing consideration to CVP for making the cash payment.

         On September 18, 2000, the Company issued a $100,000 six month convertible note to a purchaser which was convertible into 200,000 shares of the Company's common stock. On October 30, 2000, the Company and the holder of the convertible note, settled the note in full through the Company's issuance to the holder of 250,000 shares of the Company's common stock and a two year option to purchase an additional 250,000 shares of the Company's common stock at an exercise price of $0.40 per share.

         The Company relied on Section 4(2) of the Securities Act of 1933, as amended, for the securities registration exemption in each of these placements since each involved a privately negotiated transaction with a sophisticated investor, each of whom had a pre-existing business relationship with the Company and/or its affiliates.

Item 3.       Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.       Other Information.

         None.

Item 6.       Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  ---------
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

10                          License Agreement with Bob Barker Company, Inc.

27                          Financial Data Schedule.




(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ID TECHNOLOGIES CORPORATION


                                    BY       /S/ J. Phillips L. Johnston
                                      ------------------------------------------
DATE:    November 14, 2000            J. Phillips L. Johnston, President and CEO

                                            /S/ William F. Lane
                                      ------------------------------------------
DATE:    November 14, 2000            William F. Lane, Chairman and Treasurer
                                      (Principal Financial Officer)