Form 10KSB
period 2000-12-31
ID TECHNOLOGIES CORP
filed 2001-04-02
CIK 1096279

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
    1934.


    For the fiscal year ended December 31, 2000
                              -----------------


[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934.


    For the transition period from _______________to ______________


    Commission file number 000-28301
                           ---------

                           ID TECHNOLOGIES CORPORATION
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)



          North Carolina                                      56-1866233
  -------------------------------                          ----------------
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)


920 Main Campus Drive / Suite 400
Raleigh, North Carolina                                         27606
---------------------------------                             ----------
(Address of Principal Executive Offices)                      (Zip Code)





                                 (919) 424-3722
                              --------------------
                (Issuer's Telephone Number, Including Area Code)



         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                   ------------------------------------------
                                (Title of Class)



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


     The issuer's revenues for its most recent fiscal year:       $   2,844.00



     As of March 15, 2001, 9,935,991 shares of common stock were outstanding. As of March 15, 2001, the aggregate market value of shares of common stock held by non-affiliates was approximately $1,887,838.





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


PART III
       ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
       ITEM 10.  EXECUTIVE COMPENSATION.
       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
       ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

SIGNATURES





CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS


     This Form 10-KSB contains forward-looking statements. Any statements contained in this Form 10-KSB that are not statements of historical fact are intended to be and are hereby identified as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. ID
Technologies Corporation, a North Carolina corporation (the "Company" or "IDTEK") cautions readers that forward looking statements involve known and unknown risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.


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


     The Company is primarily a licensing company and is in the business of: (i) developing and marketing its patented self-authenticating fingerprint technology for applications where authentication of the identity of the owner of the card is important (the "Technology") and (ii) selling exclusive and nonexclusive licenses to use the Technology. The Company does not currently design or manufacture any finished goods or products, which make use of the Technology. Consequently, the Company intends to continue development of the Technology and to promote its position as a licensor of the Technology to both licensees and manufacturers of finished goods and products.


     During the period from inception to December 1996, the Company focused on obtaining a patent for the Technology. In December 1996, the Company received the Notice of Allowance from the United States Patent Office for issuance of its patent.


     In July 1997, the Company entered into a licensing agreement (the "SafeNet Agreement") with SafeNet, formerly known as Information Resource Engineering, Inc., a leading provider of computer network security and encryption products and services. Pursuant to the SafeNet Agreement, SafeNet provides research and development assistance to the Company to develop the Technology. The success of the Company is no longer dependent on the operations, research and development of SafeNet. See section heading - "LICENSING AND LICENSE AGREEMENTS."


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


     Certain methods, processes and technologies which comprise the Technology are generally patent protected by US Patent No. 5623552. The original US patent has been augmented with other trade secret technologies acquired or developed by SafeNet to cover many types of identification and security cards, as well as other devices enabling applications, which make use of the Technology.


     The Technology has been developed into an eight chip-working prototype. The three chip prototype is also complete and being tested. The Company intends to have the single chip prototype completed and tested by late 2001 or early 2002.


     THE MARKET


     The market for cards employed for the storage of confidential information, the maintenance of stored value, debit and credit cards, and security access and control cards represents over one billion of the cards in use today worldwide. This market includes the private credit, medical/insurance, airport and airline security, hotel security, banking and telecommunications industries. The advent and acceptance of a worldwide standard operating system to both read and write on stored value and information cards has raised serious concerns about how to protect unauthorized access to such information. To the knowledge of the Company, there are currently only commercial biometric processors, which rely on special card readers, expensive specialized software and separate equipment in order to capture biometric signatures (such as fingerprints) on a card. While almost all of the applications mentioned above have the potential to support the use of a self-authenticating fingerprint evaluator device, the Company will focus on markets that have demonstrated early interest in the Technology.


     MARKETING PLANS


     The Company has commenced pre-marketing of the Technology to government and industry. The Company's Technology system concept was demonstrated for the public in May 1999 at Card Tech/Secure Tech 99, a leading card technology and security tradeshow. Internet and conventional marketing have also generated interest in the Technology both internationally and domestically, which has resulted in several further demonstrations of the Company's Technology system concept. Over three dozen demonstrations have been given to many potential licensees, including IBM, VISA International, MasterCard, American Express, Lockheed-Martin, General Electric, WhoVision, US Immigration and Naturalization Services, Citibank, Bank of America, Cabletron, Bull and other companies and governmental agencies. However, there can be no assurance that any such companies or agencies will become licensees or users of the Technology. The eight-chip prototype was completed in the fall of 2000 and the Technology will be marketed to those industries that demonstrate the potential for early exposure, publicity, profitability and diversification into other licensing areas. To achieve this goal, the Company intends to pursue licensing, partnerships and strategic alliances with industry and government agencies through both direct contact and the use of consulting services. However, there can be no assurance that the Company will develop such relationships.


     COMPETITION


     At present, identification and security verification processes range from simple devices used to store personal information such as names and addresses (non-biometric) to highly secretive security systems which can verify complex biometric data such as fingerprints, voice prints, facial recognition and eye characteristics (biometric). The Company expects to compete with both non-biometric and biometric technologies. With current non-biometric technologies, the user must typically possess a key, card, or bit of information, such as a personal identification number or password. These systems are easily defeated by obtaining possession of the key, card, or password, or by counterfeiting the key or the card. With respect to existing biometric technology, some of the perceived disadvantages are as follows:


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


     Furthermore, most currently available biometric identity verification systems share reliance upon database technology, which the Company believes is problematic. Most valuable biometric signatures (fingerprints, voiceprints, eye scans, etc.) commonly are stored with hundreds of thousands of other such signatures in databases. This method of storing information often presents multiple problems, including data mismatches, the high cost of storage and retrieval and unauthorized access to both the files and the database itself. The Company believes that the Technology system addresses more problems than many competing products by providing a means of identifying users at the point of authentication access without relying on information stored in a database. The information stored on the card incorporating the Technology is intended not to function in any reader or scanner without the authorized user's fingerprint first being placed on and matched with the data stored in the card itself. The user's fingerprint data never leaves the card. As a result, no databases or special readers will be required. Moreover, it is anticipated that all present readers such as ATMs and point of purchase terminals will be compatible with the Technology system because the Company currently plans to incorporate magnetic strip simulators into each card system that will activate only for authorized users and allow these cards to operate with database, or "legacy," systems worldwide.


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


     LICENSING AND LICENSE AGREEMENTS


     The Company is primarily a licensing company. The Company's initial licensing strategy consisted of granting licenses in broad fields of use. Licenses have the following common components: a one-time standard license fee payable to the Company; a right retained by the Company to select the manufacturer of the product for the licensee; and either an ongoing royalty payable by the licensee or a manufacturing surcharge paid by the card manufacturers.


     The Company  currently has ten licenses with the following five  licensees:
SafeNet, Global Biometrics, Inc. ("Global Biometrics"), who purchased the assets of Protective Technologies, Inc. ("Protek"), Power^Up Marketing Corporation ("Power^Up"), BrentScott Associates, LLC ("BrentScott"), and the Bob Barker Company ("Bob Barker").


     In July 1997, pursuant to the SafeNet Agreement, the Company granted SafeNet a license to the Technology for use in SafeNet's primary business fields, including dedicated computer networks, the Internet, and treasury and banking areas. In consideration for this license (to which the Company ascribed a value of over $500,000) and an initial 13.7% equity interest in the Company, SafeNet agreed to provide (i) development of the Company's Technology and complimentary technology, (ii) $300,000 in cash and (iii) additional engineering, design and sales assistance. Also, SafeNet agreed to pay the Company a royalty equal to five percent (5%) of SafeNet's future gross revenues (subject to certain discounts, shipping, customs and insurance charges, taxes and allowances for returns) related to the use of the Company's patent in SafeNet's fields of license during the eighteen-year term of the SafeNet Agreement. In the fourth quarter of 2000, SafeNet granted a sublicense in perpetuity for $1.9 million to Global Biometrics. SafeNet retains its ownership in the Company, now at 12%. Global Biometrics is a 100% owned holding company of TecBanc.


     In April 1998, the Company granted three separate exclusive licenses to three different licensees in the medical/pharmacy, telecommunications and private card/credit markets. In March of 1999, the Company entered into a new agreement (the "Protek Agreement") whereby these three exclusive licenses were canceled and Protek was granted the following:


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


     In October, 2000, the Protek Agreement was terminated and replaced with three new exclusive licenses in the three fields. In addition, two new exclusive licenses in the fields of casino/lottery gaming and mass transit were issued to Protek. Each new license term is 20 years and carries a 7% royalty payable to IDTEK on all sales. Protek also received options to purchase four additional exclusive licenses in the fields of building access, drivers licenses, passports/VISAs, and military/citizenship cards. These options expire June 30, 2001. All surcharges and sales commissions due to Protek under the old license agreements were eliminated.


     In the last quarter of 1998, the Company entered into an exclusive licensing agreement with Revolution Labs Inc. ("Revolution") with a term expiring in January 2014 (the "Revolution Agreement"). Revolution and Protek entered into an agreement that provides whereby Protek acquired Revolution's rights under this license for FAA airports and employees. The license also includes an agreement for on-going royalty payments to the Company of 6% of Protek's gross product sales. The $500,000 license fee was paid as a debit to the $2,625,000 credit. With the issuance of FAA license and the two new licenses to Protek the $2,625,000 credit has been paid in full and is no longer a contingent liability of the Company.


     In the first quarter of 2001, Global Biometrics purchased the assets of Protek, including the licenses discussed above. Global Biometrics can exercise Protek's options to purchase the four additional exclusive licenses for $1,850,000 until June 30, 2001.


     In February 1999, the Company granted to Power^Up an exclusive license (the "Power^Up Agreement") to use the Technology in connection with identification, access and security cards, associated systems and equipment of whatever type used in the hotel security industry, including hotel door locking devices, in-room safes, mini bars and all associated security systems worldwide. The initial term of the license is twenty (20) years. The license was granted for an initial fee of $25,000, and an additional fee of $350,000 will be due upon delivery and acceptance of a first working prototype. The license also includes an agreement for on-going royalty payments to the Company of 6% of Power^Up's gross product sales. The $350,000 fee has not been paid to date.


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


     In August 2000, the Company granted to Bob Barker Company, Inc. an exclusive license (the "Bob Barker Agreement") to use the Technology in connection with identification, access, and security cards, associated systems and equipment of whatever type for all federal, state, county city and private prisons in the United States including prison applications for prison personnel and inmates. The initial term of the license is 15 years. The agreement requires Bob Barker Company to pay the Company a 10% royalty on sales of detention systems utilizing the Company's Technology. For more information regarding the Bob Barker agreement, see Exhibit 10.9 attached hereto.


     RESEARCH AND DEVELOPMENT


     The Company has spent considerable management time on the development of the Technology over the last three years; however, pursuant to the SafeNet Agreement, SafeNet is responsible for research and development with respect to the Technology. SafeNet has expended over $700,000 in engineering development costs from July 1997 to December 2000 on the development of the current prototype. Pursuant to the SafeNet Agreement, SafeNet is currently responsible for developing the Technology for its intended uses. The Company is not prohibited from engaging in its own research and development. However, there can be no assurances that the Company will have the financial resources or ability to conduct such research and development.


     EMPLOYEES


     As of December 31, 2000, the Company engaged two full-time employees and six independent contractors. The full-time employees are involved in administrative and finance matters, and independent contractors assist the full-time employees with administrative and finance matters and marketing the technology.


     REPORTS TO SECURITY HOLDERS


     The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 150 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company, which may be viewed at http://www.sec.gov.


     CERTAIN ADDITIONAL CONSIDERATIONS


     In addition to the other information presented herein, the following information should be considered carefully in evaluating the Company and its business.


     The Company has yet to generate any significant revenues or profits and, for the years ended December 31, 2000 and 1999, the Company incurred net losses of $906,644 and $939,741, respectively. The Company anticipates that net losses will continue for the foreseeable future. There can be no assurance that the Company will be able to generate significant revenues or operate successfully.


     Development Stage Company. The Company is in its development stage and has no commercial products. Further, the Company will face the same challenges experienced by other development stage companies, including, but not limited to, developing market acceptance for its proposed products.


     Technology. The Company owns the Technology, subject to the licenses which the Company has already granted (see LICENSING AND LICENSE AGREEMENTS, above). Accordingly, the Company does not have complete rights to exploit the Technology in all markets. The success of the Company, therefore, will depend upon collection of royalties, fees and manufacturing surcharges from its licensees and manufacturers of products containing the Technology, and its ability to sell licenses in other markets. Furthermore, to date, the Company has depended on SafeNet for research and development of the Technology.


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


     Changes in Technology. The Company's industry is subject to rapid technological change and intense competition and the Company's products could become subject to technological obsolescence. Even though the Company has filed for another biometric patent, there can be no assurance that the Company will be able to keep pace with the changing technology. If the Company is unable for technological or other reasons to develop products on a timely basis in response to technological changes, or if the Company's products or product enhancements do not achieve market acceptance, the Company's business would be materially and adversely affected.


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


ITEM 2.  DESCRIPTION OF PROPERTY.


     The Company's principal offices are located on North Carolina State University's Centennial Campus at 920 Main Campus Drive, Suite 400, Raleigh, North Carolina 27606. These offices contain approximately 250 square feet and are leased on a month-to-month basis. The Company also maintains an office in Wilson, North Carolina at 2506 West Nash Street, Suite C, Wilson, North Carolina 27896. This lease is for approximately 150 square feet and is also on a month-to-month basis. The Company's aggregate monthly rent obligation is $700.


ITEM 3.  LEGAL PROCEEDINGS.


     The Company is not involved in any material pending legal proceeding adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     A special meeting of the shareholders was held on October 23, 2000. The shareholders elected five directors, approved the Company's Incentive Stock Plan, and ratified the appointment of the Company's independent certified public accountants. No other matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


     Specifically, 4,308,550 shares voted in favor, 6,000 shares voted against and 1,000 shares abstained on approval of the adoption of the Incentive Stock Plan. With respect to the directors, each director received 4,310,550 votes in favor of the directors appointment, with only 6,000 shares withholding authority for the election of directors. With respect to the ratification of the appointment of the Company's independent certified public accountants, 4,315,550 shares voted in favor and 1,000 shares voted against.


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


Calendar Quarter Ended                High Bid ($)         Low Bid ($)
----------------------                ------------         -----------

March 31, 1999                            2.750                1.063
June 30, 1999                             3.500                1.188
September 30, 1999                        2.000                0.875
December 31, 1999                         0.750                0.531

March 31, 2000                            2.00                 0.531
June 30, 2000                             1.125                0.406
September 30, 2000                        0.938                0.344
December 30, 2000                         0.625                0.250

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


     As of December 31, 2000, there were 228 holders of record of the Company's common stock.


     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.


     During the fourth quarter of 2000, the Company raised an aggregate of approximately $425,000 in gross proceeds from the sale of debt and equity securities. Specifically, on September 18, 2000, the Company issued a six-month promissory note in the principal amount of $100,000 to Paul C. Hilliard. The note bore interest at 9% per annum and was payable in full on March 18, 2001. In settlement of the note, on October 30, 2000, the Company paid Mr. Hilliard the accrued interest on the note and issued Mr. Hilliard 250,000 shares of the Company's common stock and a warrant to purchase 250,000 shares of common stock at a purchase price of $0.40 per share. The warrant is exercisable at any time until 5:00 p.m. on October 30, 2002.


     On September 28, 2000, the Company issued 375,000 shares of its common stock to the Bob Barker Company for gross proceeds of $210,938 in connection with its lease agreement with the Company.


     On November 7, 2000 Centennial Venture Fund exercised its warrant to purchase 150,000 shares of the Company's common stock at $0.01 per share, netting the Company $1,500.


     In November and December of 2000, the Company sold a total of 282,901 shares of its common stock and warrants to purchase an additional 282,901 shares at an exercise price of $0.40 per share to eight existing shareholders of the Company, including Bill Lane, the Company's Chairman who purchased 5,401 shares and a warrant for a like number of shares. This offering raised gross proceeds for the Company of $110,784.


     The Company relied on the  securities  registration  exemption  provided by
Section 4(2) of the Securities Act of 1933, as amended in connection with each of the above sales since all of the investors were, to the Company's knowledge, "accredited investors" who each had a preexisting business relationship with the Company or its officers.


ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.


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


     The development and production of this biometric breakthrough is managed by the Company's scientific partner SafeNet of Baltimore, Maryland. SafeNet is a leading provider of network and internet security systems and technologies. SafeNet is a 12% Company shareholder and holds a Company license in the fields of internet, computer network, banking and treasury fields worldwide which SafeNet sublicensed in perpetuity to Global Biometrics in the fourth quarter of 2000.


     A prototype card has just been completed, as well as a comprehensive manufacturing plan to build a single-chip production card at a cost below $20. The non-recurring engineering cost (NRE) will be paid by SafeNet to the production card maker for a single-chip card at a cost of approximately $1,700,000.


     Presently, the Company has initial licenses in place with SafeNet, Global Biometrics (formerly Protek), Power^Up and BrentScott, which are expected to yield $400,000 in additional license fees when card production begins. Production is expected to begin in late 2001. The license to Bob Barker is paid in full and will not yield any additional license fees.


     The Company believes it has to be the first-to-market leader with the following competitive advantages:


     - A biometric fingerprint card with storage and a power source (lithium battery) on board.
     -    A  biometric  fingerprint  card not  requiring  an  independent  power source.
     - A biometric fingerprint card safeguarding personal privacy (a government or corporate-based database system is unnecessary).
     - A biometric fingerprint card with 130 m.p.s of computing power (the power of a Palm Pilot).

     The biometric fingerprint card is essentially a standalone computer on a card protected by the Lane foundation patent: United States Patent Number 5,623,552 issued on April 22, 1997. Another biometric patent was filed in 2001.


     The Company has been a developmental-stage company with nominal revenues since its inception. Losses were $1,684,313 in 1997, $1,426,725 in 1998, $939,741 in 1999, and $906,644 in 2000.


     As of March 15, 2001, the Company has $178,000 in cash. Currently, the Company has an operating cost burn rate of $35,000 per month.


     With the policy of contracting out development and concentrating on licensing of intellectual property, the Company does not plan to purchase any equipment or buy or rent plant(s) in the next year.


     RESULTS OF OPERATIONS


     The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources. This should be read in conjunction with the financial statements of the Company and notes thereto. The operating results of the years presented were not significantly affected by inflation.


YEAR ENDED DECEMBER 31:                         2000                 1999
                                             -----------          -----------

Revenue                                      $   2,844            $   2,000
Operating Expenses:
  Research and Development                      72,600              269,441
  Selling, general and administrative          473,348              580,588
                                             -----------          -----------

Operating Losses                              (543,104)            (848,029)

Other Expenses                                (363,540)             (91,712)
                                             -----------          -----------

Net Loss                                      $(906,644)           $(939,741)
                                             -----------          -----------


     COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999:


     License revenue for both 2000 and 1999 were nominal and not significant. License fee payments were predicated primarily on a $20 cost biometric fingerprint production card. Royalty payments are predicated on the sale of the cards to end users by licensees.


     The research and development expenses are a non-cash entry in both years, which mirrors exactly SafeNet's research and development cash expenses for the development of the biometric fingerprint card. SafeNet's research and development cost for the card was $72,600 for 2000 and $269,441 for 1999.


     Selling, general, and administrative expenses during 2000 were $473,348, down 18% from the 1999 expenses of $580,588 due to the Company's efforts to reduce these costs.


     Other expense was $363,540 in 2000 versus $91,712 in 1999. The majority of the expense is non-cash debt discount amortization expense of $216,816 in 2000 and $66,704 in 1999. This is the amortization of the value of stock options and warrants associated with debt issuances. In addition, $126,000 in non-cash debt conversion expense was recorded to reflect the value of the beneficial conversion feature in a $100,000 convertible debt instrument issued September 2000. Also included in other expense is interest of 12% on $185,000 convertible debentures issued in mid-1999 and 8% interest on $300,000 convertible debentures issued in September 1999.


     The Company's loss for 2000 was $906,644, down 4% from the 1999 loss of $939,741 due primarily to the Company's $305,000 reduction in selling, general and administrative expenses which was offset by the increase in the non-cash debt discount interest expense and non-cash debt discount conversion expenses discussed above.


     LIQUIDITY AND CAPITAL RESOURCES


     The Company raised $625,000 in debt and equity in 2000. A majority of the money raised was used to pay off the $300,000 convertible debenture due September 2000 and reduce payables and short-term debt. The Company has $178,000 in cash as of March 15, 2001. The Company's current cash requirements are $35,000 per month excluding the approximately $40,000 in payables outstanding as of March 15, 2001. The Company will need to raise capital of $180,000 to allow the Company to operate for the calendar year 2001.


     The Company has no bank credit lines or any likelihood of servicing any bank credit until profitable.


ITEM 7.  FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page No.

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . F-1


Balance Sheets as of December 31, 2000 and 1999. . . . . . . . . . . . .  F-2


Statements of  Operations  for the years ended
  December  31, 2000 and 1999, and the period from March 16, 1994
  (date of inception) through December 31, 2000   . . . . . . . . . . . . F-3


Statements of Shareholder's Equity (Deficit) for
    the period from March 16, 1994 (date of inception)
    through December 31, 2000. . . . . . . . . . . . . . . . . . . . . . .F-4


Statements of Cash Flows for the years  ended
    December  31,  2000 and 1999, and the period from March 16, 1994
   (date of inception) through December 31, 2000 . . . . . . . . . . . .  F-5


Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  F-6








                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
ID Technologies Corporation





We have audited the accompanying balance sheets of ID Technologies Corporation (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ID Technologies for the period from inception (March 16, 1994) through December 31, 1998 were audited by other auditors whose report, dated August 26, 1999, included an explanatory paragraph regarding the Corporation's ability to continue as a going concern.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.


In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ID Technologies Corporation (a development stage company) at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


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


                                                              ERNST & YOUNG LLP


Raleigh, North Carolina
March 5, 2001




                           ID Technologies Corporation
                          (A Development Stage Company)

                                 Balance Sheets

                                                                           December 31,
                                                                   --------------------------
                                                                       2000          1999
                                                                   -----------    -----------
ASSETS
Current assets:
Cash and cash equivalents ......................................   $    49,311    $    62,986
Notes receivable ...............................................          --            3,270
Prepaid expenses ...............................................         7,010            150
                                                                   -----------    -----------

Total current assets ...........................................        56,321         66,406

Equipment, net .................................................         1,252          1,884
Intangible assets, net .........................................        19,653         17,562
                                                                   -----------    -----------

Total assets ...................................................   $    77,226    $    85,852
                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities .......................   $    84,053    $   122,260
Note payable to shareholder ....................................        22,840           --
Notes payable, current .........................................        60,618           --
Convertible debt, net of discount ..............................          --          129,000
                                                                   -----------    -----------

Total current liabilities ......................................       167,511        251,260

Long-term notes payable ........................................        35,374           --
Long-term convertible debt, net of discount of $19,550 .........       165,450        150,834
   And $34,166 at December 31, 2000 and 1999, respectively

Deferred revenue ...............................................       179,218         93,000

Commitments and contingencies (Note 14)

Shareholders' deficit:
Series A preferred stock, $.001 par value; 300,000 shares
  authorized;  no shares issued and outstanding at December 31,
  2000 and 1999 ................................................          --             --
Common stock, no par value, 50,000,000 shares authorized,
  9,684,305 and 8,277,583 shares issued and outstanding at
  December 31, 2000 and 1999, respectively .....................       282,953        282,953
Additional paid-in-capital .....................................     4,236,417      3,390,859
Deficit accumulated during the development state ...............    (4,989,697)    (4,083,054)
                                                                   -----------    -----------

Total shareholders' deficit ....................................      (470,327)      (409,242)
                                                                   -----------    -----------

Total liabilities and shareholders' deficit ....................   $    77,226    $    85,852
                                                                   ===========    ===========


                             See accompanying notes.


                           ID Technologies Corporation
                          (A Development Stage Company)

                            Statements of Operations

                                                                         PERIOD FROM
                                                                          INCEPTION
                                                                      (MARCH 16, 1994)
                                                                          THROUGH
                                                                         DECEMBER 31,
                                               2000          1999           2000
                                           -----------    -----------    -----------
License revenue ........................   $     2,844    $     2,000    $    94,844
Operating expenses:
  Research and development .............        72,600        269,441        736,268
  Selling, general and administrative ..       473,348        580,588      3,893,520
                                           -----------    -----------    -----------

Loss from operations ...................      (543,104)      (848,029)    (4,534,944)
                                           -----------    -----------    -----------

Other income (expense):
  Interest income - contractual ........         1,063          1,000          3,220
  Gain on disposal of asset ............           353           --              353
  Forgiveness of debt ..................        28,717           --           28,717
  Amortization of debt discount on
    convertible debentures .............      (216,816)       (66,704)      (283,520)
  Interest expense .....................       (50,857)       (26,008)       (77,523)
  Debt Conversion Expense ..............      (126,000)          --         (126,000)
                                           -----------    -----------    -----------

Total other expense ....................      (363,540)       (91,712)      (454,753)
                                           -----------    -----------    -----------
Net loss ...............................   $  (906,644)   $  (939,741)   $(4,989,697)
                                           -----------    -----------    -----------

Basic and diluted per common stock .....   $      (.11)   $      (.11)

Weighted average number of common shares
  Outstanding ..........................     8,634,373      8,226,854
                                           ===========    ===========

                             See accompanying notes.

                                                ID Technologies Corporation
                                               (A Development Stage Company)

                                        Statements of Shareholders' Equity (Deficit)

                              Period from inception (March 16, 1994 through December 31, 2000)

                                                                                                  DEFICIT
                                                                                  ADDITIONAL     ACCUMULATED
                                                                                   PAID-IN         DURING
                                                      SHARES         AMOUNT        CAPITAL       DEVELOPMENT        TOTAL
                                                    ----------     ----------     ----------     ----------      ----------
Balance at March 16, 1994 .....................           --             --             --             --              --
Issuance of common shares for cash and
   noncash consideration ......................      1,595,200            366             33           --               399

Net loss ......................................           --             --             --             (123)           (123)
                                                    ----------     ----------     ----------     ----------      ----------

Balance at December 31, 1994 ..................      1,595,200            366             33           (123)            276
Issuance of common shares for cash and
   noncash consideration ......................        404,800           --              101           --               101

Net loss ......................................           --             --             --           (2,263)         (2,263)
                                                    ----------     ----------     ----------     ----------      ----------

Balance at December 31, 1995 ..................      2,000,000            366            134         (2,386)         (1,886)
Issuance of common shares for cash and
   noncash consideration ......................      6,000,000           --            1,500           --             1,500

Net loss ......................................           --             --             --          (29,889)        (26,889)
                                                    ----------     ----------     ----------     ----------      ----------

Balance at December 31, 1996 ..................      8,000,000            366          1,634        (32,275)        (30,275)
Issuance of common shares for cash net of
   issuance costs .............................        153,333        282,587           --             --           282,587
Capital contribution in form of research
   and development services ...................           --             --          201,405           --           201,405
Stock-based compensation ......................           --             --        1,333,600           --         1,333,600
Net loss ......................................           --             --             --       (1,684,313)     (1,684,313)
                                                    ----------     ----------     ----------     ----------      ----------

Balance at December 31, 1997 ..................      8,153,333        282,953      1,536,639     (1,716,588)        103,004
Issuance of common shares for noncash
   consideration ..............................         22,500           --           45,000           --            45,000
Capital contribution in form of research
   and development services ...................           --             --          192,319           --           192,319
Stock-based compensation ......................           --             --          933,425           --           933,425
Net loss ......................................           --             --             --       (1,426,725)     (1,426,725)
                                                    ----------     ----------     ----------     ----------      ----------

Balance at December 31, 1998 ..................      8,175,833        282,953      2,707,383     (3,143,313)       (152,977)
Issuance of warrants in connection with
   issuance of convertible debt ...............           --             --          271,870           --           271,870
Capital contribution in form of research
   and development services ...................           --             --          269,441           --           269,441
Issuance of common shares for noncash
   consideration ..............................        101,750           --          142,165           --           142,165
Net loss ......................................           --             --             --         (939,741)       (939,741)
                                                    ----------     ----------     ----------     ----------      ----------

Balance at December 31, 1999 ..................      8,277,583        282,953      3,390,859     (4,083,054)       (409,242)

Conversion of convertible debt to equity ......        250,000           --          100,000           --           100,000
Issuance of beneficial conversion features in
   connection with issuance of convertible debt           --             --           31,200           --            31,200
Debt conversion expense .......................           --             --          126,000           --           126,000
Capital contribution in form of research and
   development services .......................           --             --           72,600           --            72,600
Issuance of common shares for noncash
   consideration ..............................        211,759           --          116,148           --           116,148
Issuance of common shares for cash ............        944,963           --          399,610           --           399,610
Net loss ......................................           --             --             --         (906,644)       (906,644)
                                                    ----------     ----------     ----------     ----------      ----------

Balance at December 31, 2000 ..................      9,684,305        282,953      4,236,417     (4,989,697)       (470,327)


                                                  See accompanying notes.


                                    ID Technologies Corporation
                                   (A Development Stage Company)

                                      Statements of Cash Flows

                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                                                        (MARCH 16,
                                                                                      1994 THROUGH
                                                                                       DECEMBER 31,
                                                            2000           1999           2000)
                                                         ----------     ----------     ----------
OPERATING ACTIVITIES
Net Loss ............................................      (906,644)      (939,741)    (4,989,697)
Adjustments to reconcile net loss to net cash used in
  operation activities:
  Depreciation ......................................           676            930          2,067
  Amortization ......................................         4,209          3,975         14,550
  Deferred revenue ..................................        86,218           --          179,218
  Gain on disposal of equipment .....................          (353)          --             (353)
  Stock-based compensation ..........................          --             --        2,267,025
  Non-cash marketing expenses .......................          --            4,165         49,165
  Non-cash research and development expenses ........        72,600        269,441        737,394
  Non-cash professional fees ........................       111,947        138,000        249,947
  Non-cash interest payments ........................         6,930           --            6,930
  Debt forgiveness of note payable ..................       (28,717)          --          (28,717)
  Non-cash debt conversion expense ..................       126,000           --          126,000
  Discount on convertible debenture .................       216,816         66,704        283,520
  Change in operating assets and liabilities:
    Notes receivable ................................         3,270         10,000           --
    Prepaid expenses ................................        (6,860)          --           (7,010)
    Accounts payable and accrued liabilities ........       (38,207)        60,648         84,053
                                                         ----------     ----------     ----------

Net cash used in operating activities ...............      (352,115)      (385,878)    (1,025,908)

INVESTING ACTIVITIES
Patent costs ........................................        (6,300)          --          (34,203)
Purchase of equipment ...............................          (705)        (1,640)        (3,980)
Disposal of equipment ...............................         1,014           --            1,014
                                                         ----------     ----------     ----------

Net cash used in investing activities ...............        (5,991)        (1,640)       (37,169)

FINANCING ACTIVITIES
Proceeds from issuance of note payable ..............       281,000         45,000        383,750
Payment of notes payable ............................       (62,166)       (87,750)      (164,917)
Proceeds from issuance of convertible debt ..........       100,000        565,000        665,000
Payment on convertible debt .........................      (300,000)       (80,000)      (380,000)
Proceeds from sale of common shares .................       325,597           --          325,597
Proceeds from issuance of common shares, net ........          --             --          282,958
                                                         ----------     ----------     ----------

Net cash provided by financing activities ...........       344,431        442,250      1,112,388

Increase (decrease) in cash and cash equivalents ....       (13,675)        54,732         49,311

Cash and cash equivalents, beginning of period ......        62,986          8,254           --
                                                         ----------     ----------     ----------

Cash and cash equivalents, end of period ............        49,311         62,986         49,311


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


STATUS OF DEVELOPMENT


During the period from inception to December 1996, the Company focused on obtaining a patent for its proposed technology. In December 1996, the Company received the Notice of Allowance from the United States Patent Office for issuance of its patent. Since December 1996, the Company has outsourced its research and development efforts to SafeNet (formerly Information Resource Engineering, Inc.) The Company, in conjunction with SafeNet, a significant shareholder of the Company, has developed a computer assisted version of a prototype card.


The Company incurred a net loss of $906,644 for the year ended December 31, 2000 and had an accumulated deficit of $4,989,697 at December 31, 2000. The Company has yet to generate any significant revenues and has no assurance of future revenues. Even if successful, substantial time may pass before significant revenues might be realized. As a development stage enterprise, the Company is also subject to a number of risks including obtaining adequate financing, successfully developing and marketing its technologies, successfully defending its rights under the patent, and attracting and retaining key personnel. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.


Management plans to obtain the capital necessary to execute its business plan through several sources, which include (1) the sale of additional licenses of the Company's fingerprint identification technology, (2) obtaining equity financing and (3) obtaining debt financing. Management expects that these efforts will result in the introduction of additional capital to the Company. There is no assurance that the Company will be able to raise or find a sufficient number of purchasers of its licenses to fund the future operating expenses of the Company and the inability to obtain such financing would have a material adverse effect on the Company.


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


EQUIPMENT


Equipment is recorded at cost and is being depreciated on a double declining balance for assets placed in service prior to 1/1/00 and straight-line basis for assets placed in service after 1/1/00. The estimated useful life is five years. Accumulated depreciation totaled $1,714 and $1,392 at December 31, 2000 and 1999, respectively.


INTANGIBLE ASSETS


In filing its patent, the Company incurred direct legal costs in the amount of $27,903 which it capitalized. In 2000, an additional $6,300 was incurred to obtain and file an international patent, which is expected to be finalized in 2001. Patent costs are being amortized on a straight-line basis over seven years, the estimated economic life of the patent. Accumulated amortization at December 31, 2000 and 1999 was $14,550 and $10,341, respectively.

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


LOSS PER SHARE


Basic net loss per share has been calculated in accordance with SFAS No. 128, "Earnings Per Share". Basis net loss per share is calculated by dividing net loss available to common stockholders by the weighted average shares of common stock outstanding during the period.


Had the Company been in a net income position, diluted earnings per share would have been presented and would have included potential common shares related to outstanding options and warrants. The diluted earnings per share computation is not included, as all potential common shares are antidilutive.


STOCK-BASED COMPENSATION


The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). No compensation is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the fair value per share of the Company's common stock on the grant date. The pro forma affect of recording stock-based compensation at the estimated fair value of awards on the grant date, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), is disclosed in Note 9.


ADVERTISING COSTS


The Company expenses advertising costs as incurred. The Company incurred advertising expense of $0 and $102,400 for the years ended December 31, 2000 and 1999, respectively.


REVENUE RECOGNITION


The Company recognizes revenue from the licensing of its technology as well as from the associated royalties. Licensing revenue is recognized based on the specific terms of each agreement. Royalty revenue is recognized as earned pursuant to the applicable royalty agreement.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company plans to adopt the new standards effective January 1, 2001. Management does not expect that the adoption of FAS 133 will have a material impact on the Company's financial statements.


3. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK


In 2000 and 1999, two customers accounted for all of the Company's license revenue. The Company had no outstanding accounts receivable from either customer at December 31, 2000 and 1999.


4. DEFERRED REVENUE


In 1998, the Company entered into three exclusive license agreements and received an aggregate of $75,000 in license fees upon the execution of these agreements. In accordance with the terms of the three exclusive license agreements, which include additional obligations on the part of the Company, the $75,000 was recorded as deferred revenue at December 31, 1998. On March 30, 1999, the Company entered into a nonexclusive license agreement with Protective Technologies, Inc. (see Note 13). In conjunction with this new agreement, the three exclusive license agreements were terminated, and Protek assumed the $75,000 license fee deposit. In 2000, the non-exclusive license agreements were terminated and replaced with three exclusive licenses plus two additional licenses. The obligations in the original agreements are still in effect and have not been met by the Company; therefore, the revenue remains deferred as of December 31, 2000.

In 1998, the Company received $18,000 from potential licensees as deposits on options to acquire certain license rights. These amounts are reflected as deferred revenue in the accompanying balance sheets until such time as the Company enters into binding agreements with the potential licensees, and completes development of the licensed technology and delivers such to the licensees.


In August 2000, the Company granted Bob Barker Company, Inc. ("Bob Barker") an exclusive license to use the technology in connection with detention facility systems in the United States. Bob Barker paid $300,000 and received the exclusive license plus 375,000 shares of Company common stock. The stock sale was valued at $210,938 and the license was valued at $89,062. The license sale was recorded as deferred revenue and is being amortized on a straight-line basis over 13.5 years, which is the remaining life of the original patent. The deferred revenue remaining was $86,218 at December 31, 2000.


5. CONVERTIBLE DEBENTURES AND WARRANTS


In 1996, the Company issued warrants to a law firm in exchange for legal services, which entitled the holders to acquire 80,000 shares of common stock at a price of $5 per share. The warrants immediately vested and expire in 2001. Management believed the fair value of these warrants on the date of the grant was nominal, and as such, no legal expense was recognized. In 1997, an amendment lowered the exercise price of these warrants to $3.33 per share of common stock. Legal expense of $133,600 was recognized due to the repricing of these warrants. Subsequent to the amendment, the warrants were canceled and new warrants were issued which entitled the holders to acquire 20,000 shares of common stock at $3.33 per share.


In April 1999, the Company issued $185,000 of unsecured, subordinated debentures that mature April 2002 at 12% annual interest. The Company may redeem the debentures at any time, provided that it gives at least thirty days prior written notice to the debenture holders, during which period the debenture holders may elect instead to convert the outstanding principal amount and accrued and unpaid interest into the Company's common stock at $2.00 per share, including accrued interest, which is subject to adjustments for changes in capital stock, including dividends. In the event of an acquisition, merger or new public offering, the debentures will be converted at the option of the Company at $2.50 per share or greater. If notice of redemption has not occurred by the maturity date, the debentures may be converted at any time between the Company's notice of maturity (which will occur at least 30 days but not more than 60 days before the maturity date) and the business day immediately proceeding the maturity date. The debentures carry a three year option, exercisable immediately, to buy 37,000 shares of the Company's common stock, or one option for every $5.00 of principal held, at an exercise price of $2.75 per share. The estimated value of these options, $43,870, has been recorded as a debt discount and additional paid-in capital. The debt discount is amortized to debt discount expense over the term of the debentures at $3,654 per quarter.


In September 1999, the Company issued $300,000 of unsecured convertible debentures to an institutional investor that matured September 2000 at 8% annual interest. The debenture was repaid with $26,600 in accrued interest in October 2000.

In connection with the issuance of the $300,000 debentures, the Company issued various detachable warrants to purchase shares of the Company's common stock, as follows:



TITLE OF         NUMBER                PURCHASE PRICE                    VESTING
WARRANT         OF SHARES             PER WARRANT SHARE                  PERIOD

WC-1             450,000           0.30 to $5.00 (increasing            1-10 years
                                   sliding scale over 10 years)
WC-2             150,000           $ 0.01                               Immediately
WC-3             200,000           $ 0.50                               Immediately
WC-4         Variable, up to       Fair market value (based on most     Exercisable only if certain
            $500,000 worth of      recent financing by institutional    events occur, including a
               common stock        investors or, if none within prior   merger, sale of assets, change
                                   12 months, as determined by          of ownership, or qualified
                                   third-party valuation expert)        public offering of the Company


The warrants expire September 24, 2009. Each warrant is subject to full-ratchet anti-dilution protection. Furthermore, the holder may exercise each warrant and receive shares of common stock without the payment of any additional consideration to the Company based on the value of the warrant as determined in accordance with the formula set forth in each warrant. The Company has granted the holder certain demand and piggy-back registration rights to register shares of the Company's common stock received upon conversion of the debentures or upon exercise of the warrants. The estimated value of these warrants, $228,000, has been recorded as a non-cash debt discount with an offset to additional paid-in capital and was amortized over the one year term of the debt.


On November 7, 2000, the holder exercised warrants to purchase 150,000 shares for $0.01 each.


On September 18, 2000, an individual loaned the Company $100,000 through a six-month promissory note with interest accruing at 9%. During the term of the note, the individual had the right to convert the $100,000 principal into 200,000 shares of the Company's common stock at $.50 per share. The Company's stock price was $.656 on the date of the agreement. As a result of the discount allowed on the conversion of the stock, the Company recorded non-cash interest expense of $31,200 with an offset to additional paid-in-capital. On October 30, 2000, the individual surrendered the six-month promissory note in exchange for 250,000 shares of the Company's common stock with a market price of $.47 per share, and warrants to purchase an additional 250,000 shares of the Company's common stock at $.40 per share. The warrants expire on October 30, 2002. The fair market value of the inducement to convert the debt to equity was $126,000 and recorded as a non-cash debt conversion expense with an offset to additional paid-in-capital.


In 2000, the Company sold 282,901 shares of common stock for $113,160 to existing shareholders. The shareholders also received two year warrants to purchase an additional 282,901 shares at $0.40 per share.


6. NOTES PAYABLE


In June 2000, the Company borrowed $50,000 for 48 months at an interest rate of 14%. The Company makes payments of approximately $800 per month in principal and interest. At December 31, 2000, the outstanding balance of the note was $45,992 of which $10,618 was classified as notes payable, current.


On October 24, 2000, the Company borrowed $50,000 from a local bank for 90 days while raising equity. The note carried an interest rate of 12% and was repaid with interest of $1,317 on January 11, 2001.


7. RELATED PARTY TRANSACTIONS


In September 1999, the Company contracted a former board member to conduct a marketing study for compensation of $5,000. A payable of $2,300 is outstanding at December 31, 2000 and is included in the accounts payable and accrued liabilities in the 2000 financial statements.


The Company borrowed up to $45,000 from a shareholder at various times during 1999, and repaid the entire amount during 1999, including interest which accrued between 7.5% and 12%. During 2000, two shareholders made loans to the Company for $15,000 and $35,000 which were repaid with interest at 11-12%. An interest free loan of $31,000 was made by a shareholder in October 2000 of which $22,840 is still outstanding as of December 31, 2000.

The Company received consulting services during 2000 and 1999 in the amount of $10,500 and $17,450, respectively, from an entity owned by certain of the Company's significant shareholders.


The Company's Chairman of the Board purchased additional 5,401 shares of the Company's common stock in December of 2000 at $.40 per share, which was the fair market value.


8. SHAREHOLDERS' EQUITY (DEFICIT)


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


PREFERRED STOCK


The Company's Articles of Incorporation, as amended, provide for the issuance of Series A Preferred Stock; however, no shares of such stock are currently issued and outstanding. Shares of the Series A Preferred Stock are convertible into shares of common stock by the holders thereof at any time. Such shares are also automatically convertible upon the Company's initial public offering of its common stock. The conversion rate is set forth in the Company's Articles of Incorporation, as amended, and provides for full-ratchet anti-dilution protection. The holders of Series A Preferred Stock are entitled to receive dividends out of the assets of the Company legally available therefor as declared from time to time by the board of directors. Holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to holders of common stock, an amount equal to $2.00 per share in the event of any liquidation, dissolution or winding up of the Company. Holders of shares of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock could be converted and shall have the same voting rights and powers as the common stock. The Series A Preferred Stock also enjoys the benefits of redemption rights and preemptive (or first participation) rights, as more fully described in the Company's Articles of Incorporation, as amended. The Investors Rights Agreement restricts the ability of the Company to merge, sell all or substantially all of the assets of the Company or take certain other actions unless holders of fifty percent (50%) or more of the Series A Preferred Stock consent to the taking of such actions.


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

In conjunction with the SafeNet license agreement, in 1997, the Company issued 121,000 shares of common stock for cash consideration of $140,000, or approximately $1.16 per share. As additional non-monetary consideration for these shares, SafeNet will perform certain research and development expenses on behalf of the Company for which the Company will not be billed (see Note 10).


In 1999, the Company issued 101,750 shares of common stock in exchange for professional fees and marketing services. Professional fees and advertising expense related to these issuances totaled $138,000 and $4,165, respectively.


In 2000, the Company issued 211,759 shares of common stock in exchange for professional fees and interest payments. Professional fees and interest expense related to these issuances totaled $111,947 and $4,200, respectively.


The following number of potentially convertible shares of common stock related to convertible debentures, warrants, and stock options are as follows:


                                                              DECEMBER 31
                                                           2000         1999
                                                        ----------   ---------
For conversion of convertible debentures . . . . . .             -      92,000
Outstanding warrants . . . . . . . . . . . . . . . .     1,239,901     857,000
Outstanding stock options. . . . . . . . . . . . . .       886,000     766,000
Possible future issuance under stock option plan . .       497,148     617,148

Total shares potentially convertible . . . . . . . .     2,623,049   2,332,148
                                                         =========   =========


9. STOCK OPTION PLAN


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


The following table summarizes stock option activity for the years ended December 31, 1997, 1998, 1999 and 2000:

                                                                  WEIGHTED
                                                                  AVERAGE            WEIGHTED         EXERCISE
                                                 NUMBER OF        EXERCISE           AVERAGE           PRICE
                                                  OPTIONS          PRICE            FAIR VALUE         RANGE
                                                 ---------        --------          ----------      --------------
Outstanding as of December 31, 1996 . . . .             -              -                 -                  -
Granted . . . . . . . . . . . . . . . . . .       300,000            $1.00             $5.00             $1.00
Forfeited . . . . . . . . . . . . . . . . .             -              -                 -                 -
Expired . . . . . . . . . . . . . . . . . .             -              -                 -                 -
Outstanding as of December 31, 1997 . . . .       300,000            $1.00             $5.00             $1.00

Granted . . . . . . . . . . . . . . . . . .       216,000            $1.00             $5.00             $1.00
Forfeited . . . . . . . . . . . . . . . . .             -              -                 -                 -
Expired . . . . . . . . . . . . . . . . . .             -              -                 -                 -
Outstanding as of December 31, 1998 . . . .       516,000            $1.00             $5.00             $1.00

Granted . . . . . . . . . . . . . . . . . .       300,000            $ .50             $ .37          $.32 - 1.38
Forfeited . . . . . . . . . . . . . . . . .        50,000              -                 -                 -
Expired . . . . . . . . . . . . . . . . . .             -            $1.00             $5.00             $1.00
Outstanding as of December 31, 1999 . . . .       766,000            $ .80             $3.19          $.32 - 1.38
                                                  -------           ------
Granted . . . . . . . . . . . . . . . . . .       170,000            $ .40             $ .45             $ .40
Forfeited . . . . . . . . . . . . . . . . .        50,000            $1.00             $1.00             $1.00
Expired . . . . . . . . . . . . . . . . . .            -
Outstanding as of December 31, 2000  . . . .      886,000              .69              2.78         $.32 - 1.38
                                                  =======           ======           =======         ===========

Exercisable as of December 31, 2000 . . . .       655,000
                                                  =======

The weighted-average remaining contractual life of options outstanding as of December 31, 2000 is five years.


All of the stock options granted during 1998 were immediately vested at the date of grant. Total expense recognized in 1998 for option grants totaled $933,425. Stock options granted in 2000 and 1999 vest over three years and two years, respectively. No expense was recognized during 2000 and 1999, as all stock options granted exercisable at the fair market value on the date of grant. In accordance with the provisions of FAS 123, the Company accounted for stock-based compensation through the Black-Scholes option pricing model. If the Company had elected to recognize compensation cost based on the fair value of options at grant date as prescribed by FAS 123, the Company's net loss would be as follows:


                                              2000            1999
                                            --------        --------
Net loss reported. . . . . . . . .          $906,644        $939,741
Net loss pro forma . . . . . . . .          $970,103        $950,230

Net loss per share reported. . . .          $   (.11)       $   (.11)
Net loss per share pro forma . . .          $   (.11)       $   (.12)


To determine the impact of FAS 123, the fair value of these option grants were estimated on the date of grant using the Black-Scholes method based upon the following assumptions:


                                             2000         1999

Risk-free interest rate. . . . . . .         5.9%         5.8%
Expected years until exercise. . . .           4            2
Expected stock volatility. . . . . .         203%         157%
Dividend yield . . . . . . . . . . .           0%           0%


10. SAFENET AGREEMENT


On July 30,  1997,  the  Company and  SafeNet,  formerly  Information  Resources
Engineering,  entered  into a patent  license  agreement  (the  "Patent  License
Agreement"), whereby, in exchange for consideration of $10,000 in cash and SafeNet's commitment to conduct research and development programs to develop prototypes of products utilizing the Company's fingerprint identification technology, SafeNet was granted a license to use the Company's patented technology in the markets defined in the Patent License Agreement. In addition, the Company is entitled to receive royalties of 5% of the net selling price, as defined in the Patent License Agreement, of all products sold by SafeNet which use the Company's fingerprint identification technology.

In the event that the Company, with SafeNet's consent, sells licenses to other parties in SafeNet's markets, the Company will be required to pay SafeNet 50% of the gross royalty income it receives from these licenses.


Under the Patent License Agreement, the Company was granted the rights to license the technology developed by SafeNet in markets in which SafeNet was granted a license. The Company is not required to pay SafeNet any royalty from such licenses.


As part of the Patent License Agreement, the Company agreed to sell or cause its existing shareholders to sell to SafeNet 1,120,660 shares of the Company's common stock, which represented 13.7% of the outstanding common stock of the Company on a fully diluted basis on the effective date of the Patent License Agreement, for total consideration of $290,000 or $.26 per share. The Company issued 121,000 shares of common stock to SafeNet for cash consideration of $1.16 per share or $140,000 (see Note 8) and the Company's existing shareholders sold to SafeNet 999,660 shares for total consideration of $150,000.


If SafeNet has not commercially developed the licensed technology to a reasonable level by July 30, 2001, the Company shall have the right to terminate the Patent License Agreement for a payment of $10,000. If the Company elects to terminate the Patent License Agreement, SafeNet can require the Company to repurchase all or part of the 1,120,660 shares of the Company's common stock purchased by SafeNet pursuant to the Patent License Agreement at a price of $.26 per share.


In the fourth quarter of 2000, SafeNet sublicensed the Patent License Agreement to Global Biometrics for $1.9 million. SafeNet retains its 11%- stock ownership in the Company.


As discussed above, SafeNet is performing research and development services on behalf of the Company for which the Company is not required to reimburse SafeNet for the costs incurred in such research and development effort. The costs incurred by SafeNet on the Company's behalf are recorded by the Company as research and development expenses and as a capital contribution which is reflected as an increase in additional paid-in capital because the performance of these services represents a part of the purchase price of the shares of common stock sold to SafeNet by the Company (see Note 8). SafeNet has incurred $736,268 in costs in developing the licensed technology through December 31, 2000, which is reflected in the accompanying financial statements.


11. INCOME TAXES


Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, a deferred tax asset is established for the complete amount of tax benefits available in future periods from the assumed realization of tax net operating loss carryforwards (NOL) and tax credits. In addition, a deferred tax asset or liability is established for the complete amount of tax benefits or liabilities from the assumed effect of temporary differences. A valuation allowance is established to adjust the deferred assets to their estimated net realizable value.


Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:


                                                         2000            1999
                                                     ------------   ------------
NOL carryforwards ................................       602,877    $   595,695
Deferred tax assets related to temporary
     differences as follows
     Deferred revenue ............................        63,313         30,070
     Stock-based compensation ....................       821,721        821,720
     Amortization ................................         2,709          1,820
     Tax credits .................................          --           11,385
                                                     ------------   ------------
Total deferred tax assets ........................     1,490,649      1,460,695
                                                     ------------   ------------
Valuation allowance ..............................    (1,490,649)    (1,460,695)
                                                     ------------   ------------
Net deferred tax assets ..........................          --             --

Deferred tax liabilities related to temporary
     differences:  ...............................          --             --
Net deferred taxes ...............................   $      --      $      --
                                                     ===========    ===========


As of December 31, 2000 and 1999, the Company had net operating loss carryforwards for tax purposes of approximately and $1,564,000, respectively. Such carryforwards will begin to expire in 2015. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. No benefit for the losses has been recognized in the accompanying financial statements, due to uncertainty of the Company's ability to generate taxable income in the future.

12. SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


Following is an analysis of selling general and administrative expenses incurred by the Company for the years ended December 31, 2000 and 1999


                                             2000       1999
                                         ---------    --------
Commission expense ....................  $ 24,250     $  7,375
Marketing expense .....................      --        102,400
Salaries ..............................   182,415       69,953
Professional fees .....................    58,176      316,505
Insurance .............................    37,786       21,617
Other .................................    70,721       62,738
                                         ---------    --------
                                         $473,348     $580,588


13. LICENSING AGREEMENTS


In April 1998, the Company granted three separate exclusive licenses to three different licensees in the medical/pharmacy, telecommunications and private card/credit markets. In March of 1999, the Company entered into a new agreement (the "Protek Agreement") whereby these three exclusive licenses were canceled, and in which Protek will act as a marketing agent and will sell the Company's licenses to third parties. Upon the execution of the agreement, Protek received a credit totaling $2,625,000 for future purchases of the Company's licenses In addition, for a 20 year period beginning on the date of the execution of the agreement, Protek is entitled to (1) a sales commission fee ranging between five and ten percent of the initial license fees and manufacturing surcharges and (2) a license fee percentage ranging between fifteen and fifty percent of all license fees, manufacturing surcharges and other revenues the Company receives through Protek's licensing agreement, less all sales commissions paid to Protek and to unaffiliated third parties, during the entire 20-year period.


In May, 2000, the Company announced an agreement in principal to purchase Protek. In conjunction with the acquisition, the Company received a good faith deposit of $100,000. The transaction did not commence and was cancelled in August 2000. The Company returned the deposit to Protek in the form of a 120 day promissory note for $25,987 and 137,000 shares of the Company's common stock valued at $74,013. The promissory note had an interest rate of prime plus it with principal and interest due December 31,2000. The note and all accrued interest was forgiven on December 31,2000 and recorded as a credit to other income in the amounts of $25,987 of principal and $2,730 of accrued interest.


In August 2000, the Company granted to Bob Barker an exclusive license to use the technology in connection with detention facility systems in the United States. Bob Barker paid $300,000 and received the exclusive license plus 375,000 shares of Company common stock. The stock sale was valued at $210,938 and the license was valued at $89,062. The license sale was recorded as deferred revenue and is being amortized on a straight line basis over 13.5 years which is the remaining life of the original patent. The agreement requires Bob Barker to pay the Company a 10% royalty on all sales of detention systems utilizing the Company's technology.


In October 2000, the Protek Agreement was terminated and replaced with three identical exclusive licenses plus two new exclusive licenses in the fields of casino, lottery gaming and mass transit. Each new license term is 20 years and carries a 7% royalty payment to the Company on all sales. Protek also received options to purchase four additional exclusive licenses in the fields of building access, drivers licenses, passports/VISAs, and military/citizenship cards. These options expire June 30, 2001. All surcharges and sales commissions due to Protek under the old agreements were eliminated.


In the last quarter of 1998, the Company entered into an exclusive licensing agreement with Revolution Labs Inc.("Revolution") with a term expiring in January 2014 (the "Revolution Agreement"). Revolution and Protek entered into an agreement that provides whereby Protek acquired Revolution's rights under this license for FAA airports and employees. The license also includes an agreement for on-going royalty payments to the Company of 6% of Protek's gross product sales. The $500,000 license fee was paid as a debit to the $2,625,000 credit. With the issuance of FAA license and the two new licenses to Protek, the $2,625,000 credit has been paid in full and is no longer a contingent liability of the Company.

14. COMMITMENTS AND CONTINGENCIES


The Company leases its office facility under an operating lease which is renewable on an annual basis. Rental expense for this lease in 2000 and 1999 was approximately $6,283 and $7,146, respectively.


The Company is subject to various legal matters in the ordinary course of business. In the opinion of management, the ultimate outcome of any such matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


15. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company should realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 2000, were as follows:


                                                  FAIR
                                CARRYING AMOUNT   VALUE
                                ---------------  --------
Cash and cash equivalents . . .     $ 49,311     $ 49,311
Long-term convertible debt  . .      165,450      126,464


The fair values for the Company's short and long-term convertible debt were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate the Company would have likely incurred in the event of securing the debt without warrants.


16. SUBSEQUENT EVENTS


In the first quarter of 2001, Global Biometrics purchased the assets of Protek, including the exclusive licenses for casino, lottery gaming and mass transit and the options to purchase four additional exclusive licenses. The exercise price for the four options is $1,850,000 and the options expire June 30, 2001.


In February 2001, SafeNet paid the Company $4,000 royalties on $80,000 in sales made to a British government agency that uses the Company's technology. In addition, the Company earned $52,000 in license transfer fee income from the transfer of licenses from SafeNet and Protek to Global Biometrics. The Company also received a $200,000 advance for royalties on 2001 sales.


Since December 31, 2000, the Company has sold 257,555 shares of common stock for $103,022. The CEO and Chairman of the Board invested $28,022 of the total.


In January 2001, the $50,000 short term note payable to a local bank was repaid with interest.



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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


     The following is a list of the names and ages of all directors and executive officers of the Company:


                                                                  DIRECTOR OR
NAME                         AGE       POSITION                   OFFICER SINCE
----                        ----       --------                   --------------
William F. Lane              68        Chairman and Treasurer      March 1994

J. Phillips L. Johnston      61        CEO, President              June 1997
                                           and Director

Harold H. Reddick, Jr.       45        Director                    December 1997

Robert E. Huffman            45        Director                    October 2000

Mark Seifert                 44        Secretary                   October 2000


     There is one open board seat as of December 31, 2000.


     Mr. Lane served as Chairman, President, Treasurer and Chief Executive Officer of the Company from March 1994 to September 1999. He currently serves as Chairman of the Board and Treasurer and his term of office as a Director is set to expire in October 2001. He is the Company's founder and has been active in various industries for over thirty-five years. Mr. Lane has been president of three different trade associations and served the State of North Carolina as Assistant Secretary of Commerce for three years and as a Deputy Commissioner of Motor Vehicles for two years. Mr. Lane was the founder of four companies which he later sold to public companies. Mr. Lane is a graduate of North Carolina State University. He is also a graduate of The National Association of Small Business Investment Companies Management School and the Governor's Executive Management Program.


     Mr. Johnston has served the Company as a Director since June 1997 and now also serves as the Company's President and CEO. His term of office as a Director is set to expire in October 2001. Mr. Johnston was formerly the Chairman, President and CEO of Pilot Therapeutics, Inc. from October 1998 to September 1999, Digital Recorders, Inc. (NASDAQ-TBWS) for nine years until April 30, 1998. He was the CEO of Norman Perry, Chantry Lamp Company, Erwin-Lambeth, Inc., DataPix, Inc., and Currier Piano Company. He was the administrator of North Carolina Credit Unions. Mr. Johnston is a co-founder and founding Chairman, of the Board of the North Carolina Electronics and Information Technology Association. In 1997, Mr. Johnston was named the Emerging Entrepreneur of the Year by the Council for Entrepreneurial Development. Mr. Johnston has a Bachelor degree in Economics from Duke University and a Doctor of Jurisprudence degree from the University of North Carolina Chapel Hill Law School. Additionally, he attended New York University Business School and the John F. Kennedy School of Government at Harvard University.


     Mr. Reddick has served the Company as its Secretary from December 1997 to October 2000 and is currently a director. Since 1992, Mr. Reddick has served as an independent financial advisor, marketing consultant and management advisor to early-stage companies. He currently serves on the Board of Directors of RemoteLight.com and Unibuzz Communities. Mr. Reddick attended Wake Forest University and graduated from North Carolina State University.


     Mr. Huffman currently serves as a director with a term expiring in October 2001. He is a private investor and consultant to companies involved in the development of security technologies for computer/telecommunications networks. He served as vice president of business development for SecureLogic Corporation. He was a founder of WheelGroup Corporation which was sold to Cisco Systems in 1998. In 1982 he was a special agent with the Air Force Office of Special Investigations where he ran fraud and counterintelligence investigations. As the Special Assistant for Counterintelligence Computer Affairs in Washington, D.C., he developed the first computer counter intelligence program implementing programs to counter real-time attacks on government computer and network systems. Mr. Huffman left the Air Force in 1992 and started Trident Data Systems where he developed the first Mission Target Analysis Program to support the Air Force information Warfare Center. Mr. Huffman has degrees in Economics and Computer Science from the University of North Carolina Chapel Hill and Charlotte.


         Mr. Seifert has served the Company as Secretary since October 2000 with his term expiring in October 2001. He is a practicing attorney specializing in positioning legislation. He graduated from Duke and received a doctorate in jurist prudence from Boston College.


SIGNIFICANT EMPLOYEES OR CONTRACTORS


     Katherine A. Chandler is an independent contractor and s been engaged to provide controller services to the Company. Ms. Chandler formed Chandler Consulting, Inc. ("CCI") in 1997. CCI provides temporary controller services and performs all types of finance related projects for small businesses. During the period from 1992 to 1997, Ms. Chandler served as Finance Director for Qualex, Inc., a photofinishing company with $1 billion in revenues and 12,000 employees. Prior to Qualex, Ms. Chandler was a senior accountant at Ernst & Young, LLP. Ms. Chandler received her Bachelor of Science degree in accounting from the University of North Carolina at Chapel Hill.


     Edward M. Collins is an independent contractor engaged as the assistant to the President. Mr. Collins received his Bachelor of Arts degree from the University of North Carolina at Charlotte in 1992 and received his Master of Business Administration from Wake Forest University in May 2000. Mr. Collins served as an intern in the Information Technology Special Projects Unit at Carolina Power & Light during the Summer of 1999 and was a Senior Application Consultant at Marsh Software Systems from 1995 to 1998 and an Application Consultant for Marsh from 1992 to 1995.


     Bill Daubenmier is the Chief Information Officer of the Company and is responsible for both the Internet and Intranet.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     To the Company's knowledge, Robert E. Huffman, a director of the Company, and Mark Seifert, the Company's Secretary, have not yet filed their required Form 3s.


ITEM 10. EXECUTIVE COMPENSATION.


     The following table sets forth certain information regarding the annual compensation for each of the last three years for the Company's Chief Executive officer during 2000 (the "named executive officer"). No other executive officer of the Company earned more than $100,000 in salary and bonus during the fiscal year ended December 31, 2000:


                           SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION
                               -------------------

                                               Year                 Salary
Name and                                                             ($)
Principal Position
                                               2000               $150,000
J. Phillips L. Johnston. . .                   1999               $ 37,500
President and CEO *. . . .                     1998               $      0


         * Mr. Johnston is the current President and CEO of the Company. The effective date of his appointment to such positions was September 1, 1999. Mr. Johnston is currently serving as an officer of the Company pursuant to a written employment agreement. Under this employment agreement, Mr. Johnston receives the following compensation: (a) annual salary of $150,000, subject to possible increases once the Company has raised additional capital; (b) incentive stock options to purchase 250,000 shares of the Company's common stock at a strike price of $.312 per share, to vest annually - over three years, subject to the terms and conditions of the Company's 1999 Incentive Stock Option Plan (as described below); (c) eligibility for additional stock options, salary increases and bonuses based on the attainment of mutually agreed upon annual milestones;
(d) participation in employee benefit plans made available from time to time to the Company's executive officers; and (e) the arrangement is deemed to be at will so that either party may terminate the arrangement at any time for any reason.


STOCK OPTION PLAN


     The Company's Board of Directors and shareholders approved the Company's 1999 Stock Option Plan (the "Plan") in October 1999. Prior to adoption of the Plan, the Company issued options (non-qualified) to purchase 516,000 shares of the Company's common stock to officers, directors and consultants of the Company. The purchase price for shares pursuant to such non-qualified options is $1.00 per share.


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


     The Company has granted certain Directors of the Company non-qualified options to purchase 170,000 shares of the Company's common stock during the last fiscal year. Each of the options have an exercise price of $0.40 per share and expire in October of 2005. No options were granted to the named executive officer in the year 2000.


     The following table reflects aggregate option exercises in the year 2000 by the named executive officer and fiscal year-end option values for options owned by the named executive officer as of December 31, 2000.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES


                               Number of
                               Securities              Value
                               Underlying           Unexercised
                              Unexercised          In-The-Money
                             Options At FY-       Options At FY-
                                End (#)               End ($)
                              Exercisable/         Exercisable/
Name                         Unexercisable         Unexercisable
----                         -------------         -------------
J. Phillips L. .                216,667/              $13,333
  Johnston - CEO                 83,333               $ 6.668



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's common stock as of March 15, 2001, by
(i) each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of the Company's common stock, (ii) each director of the Company individually, (iii) the Named Executive, and (iv) all directors and executive officers as a group:


NAME AND ADDRESS                       AMOUNT AND NATURE OF SHARES    PERCENT OF CLASS
OF BENEFICIAL OWNER                      BENEFICIALLY OWNED (1)         OUTSTANDING
-------------------                      ----------------------         -----------

William F. Lane (2)(3)                          2,526,661                  25.18%
2506 W. Nash Street
Suite C
Wilson, NC 27896

J. Phillips L. Johnston (3)(4)                    363,500                   3.10%
Venture Bldg. II
NCSU Centennial Campus
920 Main Campus Drive
Suite 400
Raleigh, NC 27606

Ira A. Hunt, Jr.                                  502,500                   5.01%
7102 Capitol View Drive
McLean, VA 22101

Harold H. Reddick, Jr. (3)                         75,000                   *
1216 Hunting Ridge Rd.
Raleigh, NC 27615

Robert E. Huffman                                  50,000                   *
13750 San Pedro, Suite 230
San Antonio, TX 78232

Mark Seifert                                       15,000                   *
107 St. Bridges Court
Cary, NC 27511

Kaye B. Amick                                     797,439                   7.95%
1809 Faison Road
Durham, NC 27896

Information Resource Engineering, Inc.          1,120,660                  11.17%
8029 Corporate Drive
Baltimore, MD 21236

All Directors and Executive
Officers as a Group (5 persons)(1)              5,450,760                  54.31%
---------------------
* less than 1%

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

     (3)  Director of the Company

     (4)  Named Executive Officer of the Company.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Director Hunt loaned the Company $5,460 in the Summer of 1999 and repaid in full in July 1999.


     In September 1999, former Director Joe S. Wakil received $5,000 from the Company to conduct a marketing study for the Company. A payable of $2,300 is outstanding at December 31, 1999 and December 31, 2000.


     The Company borrowed up to $45,000 from a shareholder at various times during 1999, and repaid the entire amount during 1999, including interest which accrued between 7.5% and 12%. During 2000, two shareholders made loans to the Company for $15,000 and $35,000 which were repaid with interest at 11-12%. An interest free loan of $31,000 was made by a shareholder in October 2000 of which $22,840 is still outstanding as of December 31, 2000.


     The Company received management assistance services during 1999 and 1998 in the amount of $17,450 and $68,500, respectively, from TelAmeriCard Corporation, an entity owned by certain of the Company's significant shareholders.


     Chief Executive Officer J. Phillips L. Johnston guaranteed a $50,000 bank loan which was repaid in October 2000 with 10% interest.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.


     (A) EXHIBITS.


 Exhibit                                                              Sequential
   No.                    Description                                  Page No.
--------                  -----------                                 ---------
    3                     Articles  of  Incorporation,   together
                          with all amendments  thereto,  filed as
                          Exhibit 2.01 to the  Registrant's  Form
                          10-SB  filed as of November  30,  1999,
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

   4.8 Common Stock Purchase Warrant, dated September 24, 1999, made by the Company in favor of CVP (up to $500,000), filed as Exhibit 3.09 to the Registrant's Form 10-SE filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

   4.9 Investor Rights Agreement, dated as of September 24, 1999, by and among the Company and certain holders of its capital stock, filed as Exhibit 3.10 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

  4.10 Shareholders Agreement, dated September 24, 1999, by and among the Company and certain shareholders and investors, filed as Exhibit 3.11 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

  4.11                    Form of Warrant to Purchase Common Stock
                          issued  by   the  Company   to   various
                          investors in 2000.

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

  10.3 Agreement, dated March 30, 1999, among Safe Guard Corporation, Protek, Secure Card International, Inc., International Biometrics Incorporated, Tele-Guard,
                          Inc. and the Company, filed  as  Exhibit
                          6.04  to  the  Registrant's  Form  10-SE
                          filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

  10.4 License Agreement dated February 2, 1999 between the Company and Power^Up Marketing Corporation, filed as Exhibit
                          6.05  to  the  Registrant's  Form,10-SB
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

  10.8 Employment Agreement between the Company and CEO/President Mr. J. Phillips L. Johnston, dated November 9, 1999 filed as Exhibit 10.8 to the Registrant's Form 10-KSB for the year ended December 31, 1999 which is incorporated herein by reference to such Form 10-KSB.

  10.9 License Agreement with Bob Barker Company, Inc. filed as Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended September 30, 2000, which is incorporated herein by reference to such Form 10-QSB.

  10.10 License Agreement between the Company and Protective Technology, Inc. dated October 24, 2000.

  10.11                   Amended and Restated License Agreement
                          dated February, 2001 between the Company and Protective Technologies, Inc.

  10.12                   Amended and Restated License Agreement
                          dated February, 2001 between the Company and Protective Technologies, Inc

  10.13 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc

  10.14                   Amended and Restated License Agreement
                          dated February, 2001 between the Company and Protective Technologies, Inc

  10.15 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc

  10.16                   Amended and Restated License Agreement
                          dated February, 2001 between the Company
                          and Protective   Technologies, Inc

     (B) REPORTS ON FORM 8-K.


     None.


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ID TECHNOLOGIES, INC.


                                          BY /S/ J. Phillips L. Johnston
                                   --------------------------------------------
DATE: March 30, 2001                J. Phillips L. Johnston, President and CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                CAPACITY                                                DATE
---------                                --------                                                ----

/S/ J. Phillips L. Johnston
------------------------------
J. Phillips L. Johnston                  President and Director
                                         (Principal Executive Officer)                           March 30, 2001

/S/ William F. Lane
------------------------------
William F. Lane                          Chairman, Director and Treasurer                        March 30, 2001
                                         (Principal Financial and Accounting Officer)

/S/ Harold H. Reddick, Jr.
------------------------------
Harold H. Reddick                        Director                                                March 30, 2001


------------------------------
Robert E. Huffman                        Director                                                March 30, 2001

