Form 10QSB
period 2001-03-31
ID TECHNOLOGIES CORP
filed 2001-05-15
CIK 1096279

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) under the Securities Exchange Act of 1934.

         For the quarterly period ended      March 31, 2001
                                        ------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act.

         For the transition period from           to
                                        ---------    ----------

                        Commission file number 000-28301
                                               ---------

                           ID TECHNOLOGIES CORPORATION
                         ------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         North Carolina                                          56-1866233
------------------------------------                         -----------------
   (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

                        920 Main Campus Drive / Suite 400
                          Raleigh, North Carolina 27606
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (919) 424-3722
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                         -------------------------------
                        (Former Name, Former Address and
                Former Fiscal Year, if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
   ---------------   ---------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 9,991,047 shares of common stock outstanding as of May 10, 2001.

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ID Technologies Corporation
(A Development Stage Company)
Condensed Balance Sheet
March 31, 2001 and December 31, 2000

                                                        March 31, 2001      December 31, 2000
                                                         (Unaudited)            (Audited)
                                                         -----------           -----------
Assets

Current assets:
   Cash and cash equivalents                             $   195,800           $    49,311
   Prepaid expenses                                      $     3,430           $     7,010
                                                         -----------           -----------
       Total current assets                              $   199,230           $    56,321
   Equipment, net                                        $     1,141           $     1,252
   Patents, net                                          $    26,532           $    19,653
                                                         -----------           -----------
        Total assets                                     $   226,903           $    77,226
                                                         ===========           ===========

Liabilities and shareholders' deficit
Current liabilities:
    Accounts payable and accrued liabilities             $    91,390           $    84,053
    Notes payable to shareholder                         $     3,022           $    22,840
    Notes payable, current                               $    10,993           $    60,618
                                                         -----------           -----------
          Total current liabilities                      $   105,405           $   167,511
   Long term notes payable                               $    32,483           $    35,374
   Long term convertible debt, net of discount
         of $15,896 and $19,550, respectively            $   169,104           $   165,450
   Deferred revenue                                      $   375,772           $   179,218
Shareholders' deficit:
   Common stock                                          $   282,953           $   282,953
   Additional paid in capital                            $ 4,371,937           $ 4,236,417
   Deficit accumulated during
                development stage                        $(5,110,751)          $(4,989,697)
                                                         -----------           -----------
       Total shareholders' deficit                       $  (455,861)          $  (470,327)
                                                         -----------           -----------
Total liabilities and  shareholders' deficit             $   226,903           $    77,226
                                                         ===========           ===========


ID Technologies Corporation
(A Development Stage Company)
Condensed Statement of Operations for the three months ended March 31, 2001 and 2000 and for the period from inception (March 16, 1994) through March 31, 2001


                                      3 months ended  3 months ended  Inception 3/16/94
                                      March 31, 2001  March 31, 2000   through 3/31/01
                                        (Unaudited)     (Unaudited)      (Unaudited)
                                       ------------     ----------       -----------
License revenue                        $    28,446      $      -         $   123,290
Royalty revenue                        $     4,000      $      -         $     4,000
                                       ------------     ----------       -----------
        Total revenues                 $    32,446      $      -         $   127,290
Research & development                 $       -        $   10,000       $   736,268
Selling, general and
      administrative expenses          $   142,583      $   84,314       $ 4,036,103
                                       ------------     ----------       -----------
         Loss from operations          $  (110,137)     $  (94,314)      $(4,645,081)
Other income and expense:
  Interest income - contractual        $       -        $      -         $     3,220
  Gain on disposal of asset            $       -        $      -         $       353
  Forgiveness of debt                  $       -        $      -         $    28,717
  Amortization of debt discount on     $    (3,654)     $  (60,654)      $  (287,174)
        convertible debentures
  Interest expense                     $    (7,263)     $  (11,681)      $   (84,786)
  Debt conversion expense              $       -        $      -         $  (126,000)
                                       ------------     ----------       -----------
Net loss                               $  (121,054)     $ (166,649)      $(5,110,751)

Basic and diluted loss
   per common share                    $     (0.01)     $    (0.02)

Weighted average number                  9,711,085       8,277,729
      of common shares




                                                ID Technologies Corporation
                                               (A Development Stage Company)

                                        Statements of Shareholders' Equity (Deficit)

                              Period from inception (March 16, 1994) through March 31, 2001

                                                                                                  DEFICIT
                                                                                  ADDITIONAL     ACCUMULATED
                                                                                   PAID-IN         DURING
                                                      SHARES         AMOUNT        CAPITAL       DEVELOPMENT        TOTAL
                                                    ----------     ----------     ----------     ----------      ----------
Balance at March 16, 1994                                 --             --             --             --              --
Issuance of common shares for cash and
   noncash consideration                             1,595,200            366             33           --               399

Net loss                                                  --             --             --             (123)           (123)
                                                    ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1994                         1,595,200            366             33           (123)            276
Issuance of common shares for cash and
   noncash consideration                               404,800           --              101           --               101

Net loss                                                  --             --             --           (2,263)         (2,263)
                                                    ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1995                         2,000,000            366            134         (2,386)         (1,886)
Issuance of common shares for cash and
   noncash consideration                             6,000,000           --            1,500           --             1,500

Net loss                                                  --             --             --          (29,889)        (26,889)
                                                    ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1996                         8,000,000            366          1,634        (32,275)        (30,275)
Issuance of common shares for cash net of
   issuance costs                                      153,333        282,587           --             --           282,587
Capital contribution in form of research
   and development services                               --             --          201,405           --           201,405
Stock-based compensation                                  --             --        1,333,600           --         1,333,600
Net loss                                                  --             --             --       (1,684,313)     (1,684,313)
                                                    ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1997                         8,153,333        282,953      1,536,639     (1,716,588)        103,004
Issuance of common shares for noncash
   consideration                                        22,500           --           45,000           --            45,000
Capital contribution in form of research
   and development services                               --             --          192,319           --           192,319
Stock-based compensation                                  --             --          933,425           --           933,425
Net loss                                                  --             --             --       (1,426,725)     (1,426,725)
                                                    ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1998                         8,175,833        282,953      2,707,383     (3,143,313)       (152,977)
Issuance of warrants in connection with
   issuance of convertible debt                           --             --          271,870           --           271,870
Capital contribution in form of research
   and development services                               --             --          269,441           --           269,441
Issuance of common shares for noncash
   consideration                                       101,750           --          142,165           --           142,165
Net loss                                                  --             --             --         (939,741)       (939,741)
                                                    ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1999                         8,277,583        282,953      3,390,859     (4,083,054)       (409,242)

Conversion of convertible debt to equity               250,000           --          100,000           --           100,000
Issuance of beneficial conversion features in
   connection with issuance of convertible debt           --             --           31,200           --            31,200
Debt conversion expense                                   --             --          126,000           --           126,000
Capital contribution in form of research and
   development services                                   --             --           72,600           --            72,600
Issuance of common shares for noncash
   consideration                                       211,759           --          116,148           --           116,148
Issuance of common shares for cash                     944,963           --          399,610           --           399,610
Net loss                                                  --             --             --         (906,644)       (906,644)
                                                    ----------     ----------     ----------     ----------      ----------
Balance at December 31, 2000                         9,684,305        282,953      4,236,417     (4,989,697)       (470,327)

Issuance of common shares for noncash
   consideration                                        65,499           --           32,497           --            32,497
Issuance of common shares for cash                     257,556           --          103,023           --           103,023
Net loss                                                  --             --             --         (121,054)       (121,054)
                                                    ----------     ----------     ----------     ----------      ----------
Balance at March 31, 2001                           10,007,360        282,953      4,371,937     (5,110,751)       (455,861)




ID Technologies Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows
for the three months ended March 31, 2001 and 2000 and for the period from inception (March 16, 1994) through March 31, 2001

                                                        3 months ending    3 months ending   Inception3/16/94
                                                         March 31, 2001     March 31, 2000    through 3/31/01
                                                         --------------     --------------    ---------------
                                                          (Unaudited)       (Unaudited)         (Unaudited)
Cash flows from operating activities:
Net loss                                                 $  (121,054)       $  (166,649)       $(5,110,751)
Adjustments to reconcile net loss to net cash
  used in operation activities:
    Depreciation                                         $       112        $       188        $     2,179
    Amortization                                         $     1,221        $       996        $    15,771
    Deferred revenue                                     $   196,554        $      --          $   375,772
    Gain on disposal of equipment                        $      --          $      --          $      (353)
    Stock based compensation                             $      --          $      --          $ 2,267,025
    Non-cash marketing expenses                          $      --          $      --          $    49,165
    Non-cash research and development expenses           $      --          $    10,000        $   737,394
    Non-cash professional fees                           $    32,497        $     5,175        $   282,444
    Non-cash interest payments                           $      --          $      --          $     6,930
    Debt forgiveness of note payable                     $      --          $      --          $   (28,717)
    Non-cash debt conversion expense                     $      --          $      --          $   126,000
    Discount on convertible debentures                   $     3,654        $    60,654        $   287,173
    Change in operating assets and liabilities:
          Prepaid expenses                               $     3,580        $      --          $    (3,430)
          Accounts payable and accrued liabilities       $     7,337        $    19,550        $    91,391
                                                         -----------        -----------        -----------

Net cash provided by (used in) operating                 $   123,901        $   (70,086)       $  (902,007)
          activities

Cash flows from investing activities:
   Patent costs                                          $    (8,100)       $      --          $   (42,303)
   Purchase of equipment                                 $      --          $      --          $    (3,980)
   Disposal of equipment                                 $      --          $      --          $     1,014
                                                         -----------        -----------        -----------

Net cash used in investing activities                    $    (8,100)       $      --          $   (45,269)

Cash flows from financing activities:
   Proceeds from issuance of notes payable               $      --          $    50,000        $   383,750
   Payment of notes payable                              $   (72,335)       $   (15,000)       $  (237,252)
   Proceeds from issuance of convertible debt            $      --          $      --          $   665,000
   Payment on convertible debt                           $      --          $      --          $  (380,000)
   Proceeds from sale of common shares                   $   103,023        $      --          $   428,620
   Proceeds from issues of common shares, net            $      --          $      --          $   282,958
                                                         -----------        -----------        -----------

Net cash provided by financing activities                $    30,688        $    35,000        $ 1,143,076
Increase (decrease) in cash and cash equivalents         $   146,489        $   (35,086)       $   195,800

Cash and cash equivalents, beginning of period           $    49,311        $    62,986        $      --
Cash and cash equivalents, end of period                 $   195,800        $    27,900        $   195,800


ID Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
March 31, 2001
(Unaudited)

1.  Management's Opinion
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of company operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the ID Technologies Corporation audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

2. Licenses
The exclusive licenses granted to Protective Technologies, Inc. (Protek) in October 2000 for casino, lottery gaming and mass transit and options to purchase four additional exclusive licenses were transferred to Global Biometrics, Inc. during the first quarter of 2001 when Global Biometrics purchased the assets of Protek. The exercise price for the four options is $1,850,000 and the options expire June 30, 2001. The $25,000 license transfer fee was paid by means of a $25,000 Protek debt forgiveness in the fourth quarter of 2000.

3. Revenue
In February 2001, SafeNet paid the Company $4,000 in royalties on $80,000 in sales made to a British government agency that uses the Company's technology. In addition, the Company earned $25,000 in license transfer fee income from the transfer of licenses from SafeNet to Global Biometrics. The Company also received a $200,000 advance for royalties on future sales, which is recorded as deferred revenue.

The license revenue is the amortization of the Bob Barker Company license valued at $89,062 and the Protek, now Global Biometric, licenses valued at $75,000 which are being amortized at rates of $632 and $310 per month.

4. Debt
A 90 day bank loan of $50,000 was due and repaid with interest in January 2001.

Item 2.  Management's Plan of Operation.

The Company is engaged in the development of biometric technologies, know-how, and products for licensing worldwide. The Company holds the patent for a card, panel, or substrate allowing "on-board" storage and authentication (identification) of fingerprints with a frontier biometric market size estimated to be 1/10 trillion dollars. The applications of this technology are many and varied: from welfare cards to loyalty/medical records/personal information cards to controlling the use of firearms.

The development and production of this biometric breakthrough was managed by the Company's scientific partner, SafeNet of Baltimore, Maryland. SafeNet is a leading provider of network and internet security systems and technologies. SafeNet is a 12% Company shareholder and holds a Company license in the fields of internet, computer network, banking and treasury fields worldwide which SafeNet sublicensed in perpetuity to Global Biometrics in the fourth quarter of 2000.

A prototype card has just been completed, as well as a comprehensive manufacturing plan to build a single-chip production card at a cost below $20. The non-recurring engineering cost (NRE) will be the responsibility of Global Biometrics for a single-chip card at a cost of approximately $1,700,000.

Presently, the Company has initial licenses in place with SafeNet, Global Biometrics (formerly Protek), Power^Up and BrentScott, which are expected to yield $400,000 in additional license fees when card production begins. Production is expected to begin in late 2001. The licenses to Bob Barker
Company, SafeNet and Global Biometrics are paid in full. However, Global Biometrics has an option for four additional licenses at a total cost of $1,850,000. The options expire June 30, 2001. Should Global Biometrics choose not to exercise its option, the Company will attempt to sell those licenses to other interested parties.

The Company believes it has to be the first-to-market leader with the following competitive advantages:

- A biometric fingerprint card with storage and a power source (lithium battery) on board.
-    A biometric fingerprint card not requiring an independent power source.
- A biometric fingerprint card safeguarding personal privacy (a government or corporate database system is unnecessary).
- A biometric fingerprint card with 130 mps of computing power (the power of a Palm Pilot).

The biometric fingerprint card is essentially a standalone computer on a card protected by the Lane foundation patent: United States Patent Number 5,623,552 issued on April 22, 1997 with an enforceable life until August 15, 2015. Another biometric patent was filed in February 2001.

The Company has been a development stage company with nominal revenues since its inception. Losses were $1,684,313 in 1997, $1,426,725 in 1998, $939,741 in 1999,
$906,644 in 2000 and $121,054 in the first quarter of 2001.

As of April 20, 2001, the Company had $161,000 in cash. Currently, the Company has a cash burn rate of $35,000 per month.

With the policy of contracting out development and concentrating on licensing of intellectual property and marketing, the Company does not plan to purchase any equipment or buy or rent plant(s) in the next year.

     Results of Operations

     The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources. This should be read in conjunction with the financial statements of the Company and notes thereto. The operating results of the periods presented were not significantly affected by inflation.

     Comparison of Three Months Ended March 31, 2001 and 2000:

     License revenue for the first quarter 2001 was $28,446 as compared to zero for the same quarter of 2000. The license revenue is comprised of a $25,000 license transfer fee from SafeNet to sublicense in perpetuity the license to Global Biometrics and $3,446 in the amortization of the Bob Barker and Global Biometrics' licenses. No new license agreements were sold during the quarter. Royalty revenue for the three months ended March 31, 2001 was $4,000 as compared to zero for the same period of 2000. The royalty payments recorded during the period are for SafeNet sales to a British government agency that uses the Company's technology. Royalty payments are predicated on the sale price of the cards to end-users by licensees.

     The research and development expenses are a non-cash entry in both years, which mirrors exactly SafeNet's research and development cash expenses for the development of the biometric fingerprint card. SafeNet did not incur any research and development costs in the three months ended March 31, 2001 compared to $10,000 for the three months ended March 31, 2000. Even though SafeNet, the Company's development partner and 12% shareholder, was responsible for and incurred this expense, the Company must record the expense since the Company receives the benefits from SafeNet's research.

     Selling, general, and administrative expenses during the three months ended March 31, 2001 were $142,583, up 69% from the $84,314 of such expenses in the prior year period. Of this $58,000 variance, $21,000 is due to accounting for audit fees in the first quarter of 2001 as compared to the second quarter in 2000, $16,000 of the variance is for additional legal and consulting fees incurred in 2001, and $14,000 of the variance is commissions paid for equity investments in the first quarter of 2001 where no such investments were made in the first quarter of 2000. The remaining $7,000 variance is due to increases in investor relations, insurance and rent expenses.

     Amortization of debt discount on convertible debentures was $3,654 in the first quarter of 2001 compared to $60,654 in the first quarter of the 2000 fiscal year. This is a non-cash expense to amortize the value of options and warrants associated with the $485,000 of convertible debt issued by the Company in 1999. The Company paid off $300,000 of the debt in the fourth quarter of 2000, thus the $57,000 per quarter amortization was not recorded in the first quarter of 2001.

     Interest expense was $7,263 in the first quarter of 2001, down from $11,681 in the first quarter of 2000. This is accrued interest of 12% on $185,000 convertible debentures issued in mid-1999 and 14% on a $50,000 note payable issued June 2000. In the first quarter of 2000, $300,000 in convertible debentures earned 8% interest. These debentures were repaid with interest in the fourth quarter 2000.

     The Company's net operating loss for the three months ended March 31, 2001 was $110,137 up 17% from the net operating loss of $94,314 for the three months ended March 31, 2000.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is not involved in any material pending legal proceeding adverse to the Company.

Item 2.       Changes in Securities and Use of Proceeds.

     The Company sold 257,556 shares of common stock and two year warrants to purchase 257,556 shares of common stock at an exercise price of $0.40 per share to a group of four investors. The four investors included the Company's C.E.O., Phillip J. Johnston, who purchased 62,500 shares and warrants to purchase 62,500 shares and William Lane, the Company's Chairman, who purchased 7,500 shares and warrants to purchase 7,500 shares. The other two investors were, at the time of the investment, shareholders of the Company. The purchase price for each share and tandem warrant was $0.40, slightly in excess of the stock's price on the Over the Counter Bulletin Board on the date of the stock sale. The sale raised $103,023 of proceeds for the Company in the first quarter. The proceeds were invested in a bank certificate of deposit and will be used for operating expenses during the remainder of 2001. The Company issued 65,499 common shares to a legal advisor of the Company in exchange for $32,497 of professional services. The Company relied on the securities registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with these stock issuances since these were privately negotiated transactions with individuals who each had an existing business relationship with the Company.

Item 3.       Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

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

   4.8 Investor Rights Agreement, dated as of September 24, 1999, by and among the Company and certain holders of its capital stock, filed as Exhibit 3.10 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

  4.9 Shareholders Agreement, dated September 24, 1999, by and among the Company and certain shareholders and investors, filed as Exhibit 3.11 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

  4.10                    Form of Warrant to Purchase Common Stock
                          issued  by   the  Company   to   various
                          investors in 2000.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ID TECHNOLOGIES CORPORATION


                                  BY  /S/ J. Phillips L. Johnston
                                      ------------------------------------------
DATE:    May 15, 2001                 J. Phillips L. Johnston, President and CEO


                                      /S/ William F. Lane
                                      ------------------------------------------
DATE:    May 15, 2001                 William F. Lane, Chairman and Treasurer
                                      (Principal Financial Officer)