Form 10QSB
period 2001-06-30
ID TECHNOLOGIES CORP
filed 2001-08-14
CIK 1096279

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) under the Securities Exchange Act of 1934.

         For the quarterly period ended      June 30, 2001
                                        ------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 10,078,450 shares of common stock outstanding as of July 5, 2001.

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

     Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances; and failure by the Company to successfully develop potential products and/or business relationships and strategic alliances. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: ability of the Company to obtain acceptable forms and amounts of financing to fund current and future operations, research and development and acquisitions; competition; the Company's operating losses; the Company's ability to commercially develop its proposed products; the Company's ability to attract, hire and retain employees and management personnel; and the Company's ability to control the development and exploitation of its technology. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ID Technologies Corporation
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2001 and December 31, 2000

                                                                   June 30, 2001      December 31, 2000
                                                                    (Unaudited)            (Audited)
                                                                    -----------           -----------
Assets

Current assets:
   Cash and cash equivalents                                        $    98,603           $    49,311
   Prepaid expenses                                                 $     1,840           $     7,010
                                                                    -----------           -----------
       Total current assets                                         $   100,443           $    56,321
   Equipment, net                                                   $     1,028           $     1,252
   Patents, net                                                     $    25,021           $    19,653
                                                                    -----------           -----------
        Total assets                                                $   126,492           $    77,226
                                                                    ===========           ===========

Liabilities and shareholders' deficit Current liabilities:

    Accounts payable and accrued liabilities                        $    59,278           $    84,053
    Notes payable to shareholder                                    $     3,022           $    22,840
    Notes payable, current                                          $    11,384           $    60,618
    Short term convertible debt, net of discount
         of $12,242                                                 $   172,758           $         0

                                                                    -----------           -----------
          Total current liabilities                                 $   246,442           $   167,511
   Long term notes payable                                          $    29,486           $    35,374
   Long term convertible debt, net of discount
         of $0 and $19,550, respectively                            $         0           $   165,450
   Deferred revenue                                                 $   372,940           $   179,218
Shareholders' deficit:
   Common stock                                                     $   282,953           $   282,953
   Additional paid in capital                                       $ 4,395,625           $ 4,236,417
   Deficit accumulated during

                development stage                                   $(5,200,954)          $(4,989,697)
                                                                    -----------           -----------
       Total shareholders' deficit                                  $  (522,376)          $  (470,327)
                                                                    -----------           -----------
Total liabilities and shareholders' deficit                         $   126,492           $    77,226
                                                                    ===========           ===========

ID Technologies Corporation
(A Development Stage Company)
Condensed Statement of Operations for the six months ended June 30, 2001 and 2000 and for the period from inception (March 16, 1994) through June 30, 2001

                                      6 months  ended 6 months  ended  Inception
                                      3/16/94   June  30,  2001  June  30,  2000
                                      through 6/30/01

                                        (Unaudited)     (Unaudited)      (Unaudited)
                                       ------------     ----------       -----------
License revenue                        $    31,278      $      --        $   126,122
Royalty revenue                        $     4,000      $      --        $     4,000
                                       -----------      -----------      -----------
        Total revenues                 $    35,278      $      --        $   130,122
Research & development                 $      --        $    10,000      $   736,268
Selling, general and
      administrative expenses          $   246,925      $   226,916      $ 4,140,445
                                       -----------      -----------      -----------
         Loss from operations          $  (211,647)     $  (236,916)     $(4,746,591)
Other income and expense:
  Interest income - contractual        $     1,246      $      --        $     4,466
  Gain on disposal of asset            $      --        $      --        $       353
  Forgiveness of debt                  $    20,757      $      --        $    49,474
  Amortization of debt discount on     $    (7,308)     $  (121,308)     $  (290,829)
        convertible debentures
  Interest expense                     $   (14,305)     $   (23,581)     $   (91,827)
  Debt conversion expense              $      --        $      --        $  (126,000)
                                       -----------      -----------      -----------
Net loss                               $  (211,257)     $  (381,805)     $(5,200,954)

Basic and diluted loss
   per common share                    $     (0.02)     $     (0.05)

Weighted average number                  9,927,620        8,335,869
      of common shares

                                      3 months ended    3 months ended
                                      June 30, 2001     June 30, 2000
                                        (Unaudited)       (Unaudited)
                                       ------------       ----------
License revenue                        $      2,832      $       --
                                       ------------      ------------
        Total revenues                 $      2,832      $       --
Selling, general and
      administrative expenses          $    104,342      $    142,602
                                       ------------      ------------
         Loss from operations          $   (101,510)     $   (142,602)
Other income and expense:
  Interest income - contractual        $      1,246      $       --
  Forgiveness of debt                  $     20,757      $       --
  Amortization of debt discount on     $     (3,654)     $    (60,654)
        convertible debentures
  Interest expense                     $     (7,041)     $    (11,900)
                                       ------------      ------------
Net loss                               $    (90,203)     $   (215,156)

Basic and diluted loss
   per common share                    $      (0.01)     $      (0.03)

Weighted average number                  10,007,360         8,393,570
      of common shares

                                                ID Technologies Corporation
                                               (A Development Stage Company)

                                        Statements of Shareholders' Equity (Deficit)

                              Period from inception (March 16, 1994) through June 30, 2001

                                                                                          DEFICIT
                                                                            ADDITIONAL  ACCUMULATED
                                                                              PAID-IN     DURING
                                                    SHARES       AMOUNT       CAPITAL    DEVELOPMENT     TOTAL
                                                  ----------   ----------   ----------   ----------    ----------

Balance at March 16, 1994                               --           --           --           --            --
Issuance of common shares for cash and
   noncash consideration                           1,595,200          366           33          --           399

Net loss                                                --           --           --           (123)         (123)
                                                  ----------   ----------   ----------   ----------    ----------
Balance at December 31, 1994                       1,595,200          366           33         (123)          276
Issuance of common shares for cash and
   noncash consideration                             404,800         --            101         --             101

Net loss                                                --           --           --         (2,263)       (2,263)

                                                  ----------   ----------   ----------   ----------    ----------
Balance at December 31, 1995                       2,000,000          366          134       (2,386)       (1,886)

Issuance of common shares for cash and
   noncash consideration                           6,000,000         --          1,500         --           1,500

Net loss                                                --           --           --        (29,889)      (26,889)

                                                  ----------   ----------   ----------   ----------    ----------
Balance at December 31, 1996                       8,000,000          366        1,634      (32,275)      (30,275)

Issuance of common shares for cash net of
   issuance costs                                    153,333      282,587         --           --         282,587

Capital contribution in form of research
   and development services                             --           --        201,405         --         201,405

Stock-based compensation                                --           --      1,333,600         --       1,333,600

Net loss                                                --           --           --     (1,684,313)   (1,684,313)

                                                  ----------   ----------   ----------   ----------    ----------
Balance at December 31, 1997                       8,153,333      282,953    1,536,639   (1,716,588)      103,004

Issuance of common shares for noncash
   consideration                                      22,500         --         45,000         --          45,000

Capital contribution in form of research
   and development services                             --           --        192,319         --         192,319

Stock-based compensation                                --           --        933,425         --         933,425

Net loss                                                --           --           --     (1,426,725)   (1,426,725)

                                                  ----------   ----------   ----------   ----------    ----------
Balance at December 31, 1998                       8,175,833      282,953    2,707,383   (3,143,313)     (152,977)

Issuance of warrants in connection with
   issuance of convertible debt                         --           --        271,870         --         271,870

Capital contribution in form of research
   and development services                             --           --        269,441         --         269,441

Issuance of common shares for noncash
   consideration                                     101,750         --        142,165         --         142,165

Net loss                                                --           --           --       (939,741)     (939,741)

                                                  ----------   ----------   ----------   ----------    ----------
Balance at December 31, 1999                       8,277,583      282,953    3,390,859   (4,083,054)     (409,242)

Conversion of convertible debt to equity             250,000         --        100,000         --         100,000

Issuance of beneficial conversion features in
   connection with issuance of convertible debt         --           --         31,200         --          31,200

Debt conversion expense                                 --           --        126,000         --         126,000

Capital contribution in form of research and
   development services                                 --           --         72,600         --          72,600

Issuance of common shares for noncash
   consideration                                     211,759         --        116,148         --         116,148

Issuance of common shares for cash                   944,963         --        399,610         --         399,610

Net loss                                                --           --           --       (906,644)     (906,644)

                                                  ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2000                       9,684,305      282,953    4,236,417   (4,989,697)     (470,327)

Issuance of common shares for noncash
   consideration                                      65,499         --         32,497         --          32,497

Issuance of common shares for cash                   257,556         --        103,023         --         103,023

Net loss                                                --           --           --       (121,054)     (121,054)

                                                  ----------   ----------   ----------   ----------    ----------
Balance at March 31, 2001                         10,007,360      282,953    4,371,937   (5,110,751)     (455,861)

Issuance of common shares for noncash
   consideration                                      71,090         --         23,688         --          23,688

Net loss                                                --           --           --        (90,203)      (90,203)

                                                  ----------   ----------   ----------   ----------    ----------
Balance at June 30, 2001                          10,078,450      282,953    4,395,625   (5,200,954)     (522,376)

ID Technologies Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows
for the six months ended June 30, 2001 and 2000 and for the period from inception (March 16, 1994) through June 30, 2001

                                                             6 months ending    6 months ending   Inception3/16/94
                                                              June 30, 2001     June 30, 2000    through 6/30/01
                                                              --------------     --------------    ---------------
                                                                (Unaudited)       (Unaudited)         (Unaudited)
Cash flows from operating activities:
Net loss                                                        $  (211,257)        $  (381,805)        $(5,200,954)
Adjustments to reconcile net loss to net cash
  used in operation activities:
    Depreciation                                                $       225         $       376         $     2,292
    Amortization                                                $     2,732         $     1,992         $    17,282
    Deferred revenue                                            $   193,722         $      --           $   372,940
    Gain on disposal of equipment                               $      --           $      --           $      (353)
    Stock based compensation                                    $      --           $      --           $ 2,267,025
    Non-cash marketing expenses                                 $      --           $      --           $    49,165
    Non-cash research and development expenses                  $      --           $    10,000         $   737,394
    Non-cash professional fees                                  $    49,586         $    76,050         $   299,532
    Non-cash interest payments                                  $     6,600         $      --           $    13,530
    Debt forgiveness                                            $   (20,757)        $      --           $   (49,474)
    Non-cash debt conversion expense                            $      --           $      --           $   126,000
    Discount on convertible debentures                          $     7,308         $   121,308         $   290,827
    Change in operating assets and liabilities:
          Prepaid expenses                                      $     5,170         $   (10,780)        $    (1,840)
          Accounts payable and accrued liabilities              $    (4,017)        $    20,658         $    80,037
                                                                -----------         -----------         -----------

Net cash provided by (used in) operating                        $    29,312         $  (162,201)        $  (996,597)
          activities

Cash flows from investing activities:

   Patent costs                                                 $    (8,100)        $      --           $   (42,303)
   Purchase of equipment                                        $      --           $      --           $    (3,980)
   Disposal of equipment                                        $      --           $      --           $     1,014
                                                                -----------         -----------         -----------
Net cash provided by (used in) investing                        $    (8,100)        $      --           $   (45,269)
         Activities Cash flow from financing activities:

    Proceeds from issuance of notes payable                     $      --           $   200,000         $   383,750
    Payment of notes payable                                    $   (74,941)        $   (50,000)        $  (239,859)
    Proceeds from issuance of convertible debt                  $      --           $      --           $   665,000
    Payment on convertible debt                                 $      --           $      --           $  (380,000)
    Proceeds from sale of common shares                         $   103,022         $      --           $   428,620
    Proceeds from issuance of common shares, net                $      --           $      --           $   282,958
                                                                -----------         -----------         -----------
Net cash provided by financing activities                       $    28,081         $   150,000         $ 1,140,469
Increase (decrease) in cash and cash equivalents                $    49,292         $   (12,201)        $    98,603

Cash and cash equivalents, beginning of period                  $    49,311         $    62,986         $      --
Cash and cash equivalents, end of period                        $    98,603         $    50,785         $    98,603

ID Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
June 30, 2001
(Unaudited)

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

2. Licenses

Global Biometrics, Inc. owned options to purchase four exclusive licenses. The options expired unexercised on June 30, 2001.

3. Revenue

License revenue is the amortization of the Bob Barker Company license valued at $89,062 and the Global Biometrics Inc. licenses transferred from Protek for $75,000. The license fees are being amortized at rates of $1,895 and $937 per quarter respectively.

4. Accounts Payable

Payables for professional services totaling $27,757 were settled in full with payments totaling $7,000 with no additional consideration. The difference of $20,757 was recorded as forgiveness of debt.

5. $185,000 Convertible Debt

The annual interest payments on $85,000 private convertible debentures were paid in full on June 30, 2001 with $3,600 paid in cash and $6,600 paid in stock at the election of the debt holder. Those paid in stock were granted stock at the average ask price during the month of June 2001. The annual interest payment on $100,000 private debentures elected to defer the interest payment of $12,000 until December 15, 2001. The debt holder will be paid the $12,000 plus 12% interest on the $12,000 and may elect a stock payout in lieu of cash for the original $12,000 interest payment. The stock price would be the average ask price for the month of June 2001.

6.  Litigation

The Company filed a lawsuit against Fingerprint Cards AB on April 19, 2001 in the United States District Court for the Eastern District of North Carolina seeking, inter alia, a declaratory judgment regarding non-infringement and unenforceability of the Lofberg patent. The Company is the owner of US Patent No. 5,623,552 which is presently a principal patent in biometric technology applications involving a stand-alone, integrated card for fingerprint-based identification and access. To date, Fingerprint Cards AB has not filed an answer to the Company's complaint.

Item 2.  Management's Plan of Operation.

The Company is engaged in the development of biometric technologies, know-how, and products for licensing worldwide. The Company holds the patent for a card, panel, or substrate allowing "on-board" storage and authentication (identification) of fingerprints with a frontier biometric market size estimated to be 1/10 trillion dollars. The potential applications of this technology are many and varied: from welfare cards to loyalty/medical records/personal information cards to controlling the use of firearms.

The development and production of this biometric breakthrough was managed by the Company's scientific partner, SafeNet of Baltimore, Maryland. SafeNet is a leading provider of network and Internet security systems and technologies. SafeNet is a holder of approximately 12% of the Company's common stock and holds a Company license in the fields of Internet, computer network, banking and treasury fields worldwide which SafeNet sublicensed in perpetuity to Global Biometrics in the fourth quarter of 2000.

A prototype 8 chip card was completed in April 2001, as well as a comprehensive manufacturing plan to build a single-chip production card at a cost below $20 in future years. The non-recurring engineering cost (NRE) to reduce the technology to a single chip will be the responsibility of licensees, including Global Biometrics and other engineering firms. These development costs are estimated at approximately $1,700,000.

Presently, the Company has initial licenses in place with SafeNet, Global Biometrics , Power^Up and BrentScott, which are expected to yield $400,000 in additional license fees when card production begins. Production is currently expected to begin in early 2002. The licenses to Bob Barker Company, SafeNet and Global Biometrics are paid in full. The options Global Biometrics had for four additional licenses expired unexercised on June 30, 2001. The Company will attempt to sell those licenses to other interested parties, but makes no assurances that it will be able to do so.

The Company believes it has to be the first-to-market leader with the following competitive advantages:

         - A biometric fingerprint card with storage and a power source (lithium battery) on board.

         - A biometric fingerprint card which will not require an independent power source. - A biometric fingerprint card safeguarding personal privacy (a government or corporate database system is unnecessary).

         - A biometric fingerprint card with 113 mps of computing power (the power of a Palm Pilot).

The Company's biometric fingerprint card is essentially a stand-alone computer on a card protected by the Lane foundation patent: United States Patent Number 5,623,552 issued on April 22, 1997 with an enforceable life until August 15, 2015. Another biometric patent was filed in February 2001.

The Company has been a development stage company with nominal revenues since its inception. Losses were $1,684,313 in 1997, $1,426,725 in 1998, $939,741 in 1999,
$906,644 in 2000 and $211,275 in the first six months of 2001.

As of July 11, 2001, the Company had approximately $78,000 in cash and cash equivalents. Currently, the Company has a cash burn rate of $35,000 per month.

With the Company's current policy of contracting out development and concentrating on licensing of intellectual property and marketing, the Company does not plan to purchase any equipment or buy or rent plant(s) in the next year.

     Results of Operations

The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources. This should be read in conjunction with the financial statements of the Company and notes thereto. The operating results of the periods presented were not significantly affected by inflation.

     Comparison of Six Months Ended June 30, 2001 and 2000:

License revenue for the first six months 2001 was $35,278 as compared to zero for the same period of 2000. The license revenue is comprised of a $25,000 license transfer fee from SafeNet to sublicense in perpetuity the license to Global Biometrics and $6,278 in the amortization of the Bob Barker and Global Biometrics' licenses. No new license agreements were sold during the quarter. Royalty revenue for the six months ended June 30, 2001 was $4,000 as compared to zero for the same period of 2000. The royalty payments recorded during the period are for SafeNet sales to a British government agency that uses the Company's technology. Royalty payments are predicated on the sale price of the cards to end-users by licensees.

The research and development expenses are a non-cash entry in prior years, which mirrors exactly SafeNet's research and development cash expenses for the development of the biometric fingerprint card. SafeNet did not incur any research and development costs in the six months ended June 30, 2001 compared to $10,000 for the six months ended June 30, 2000. Even though SafeNet, the Company's development partner and holder of approximately 12% of the Company's capital stock, was responsible for and incurred this expense, the Company records the expense since the Company receives the benefits from SafeNet's research.

Selling, general, and administrative expenses during the six months ended June 30, 2001 were $246,925, up 9% from the $226,916 of such expenses in the prior year period. The variance is primarily due to increases in insurance costs and professional fees.

Amortization of debt discount on convertible debentures was $7,308 in the first six months of 2001 compared to $121,308 in the first six months of 2000. This is a non-cash expense to amortize the value of options and warrants associated with the $485,000 of convertible debt issued by the Company in 1999. The Company paid off $300,000 of the debt in the fourth quarter of 2000, thus the $57,000 per quarter of amortization related to that debt was not recorded in the first six months of 2001.

Interest expense was $14,305 in the first six months of 2001, down from 23,581 in the first six months of 2000. This is interest of 12% on $185,000 convertible debentures issued in April through June of 1999 and 14% on a $50,000 note payable issued June 2000. In the first six months of 2000, the Company was also liable for $300,000 in convertible debentures with an 8% interest rate. These debentures were repaid with interest in the fourth quarter 2000.

The Company's net operating loss for the six months ended June 30, 2001 was $211,647, down 11% from the net operating loss of $236,916 for the six months ended June 30, 2000.

Recent Developments

On August 6, 2001, the Company entered into a teaming agreement with GRC International (GRCI), an AT&T subsidiary, to provide leading-edge biometrics technologies development, systems integration, and fielding. GRCI will be responsible for marketing products deploying the Company's technology. The Company will lead the biometric software development and engineering efforts and system testing.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company filed a lawsuit against Fingerprint Cards AB on April 19, 2001 in the United States District Court for the Eastern District of North Carolina seeking inter alia, a declaratory judgment regarding non-infringement an unenforceability of the Lofberg patent. To date, Fingerprint Cards AB has not filed an answer to the Company's complaint. The Company is not involved in any other material pending legal proceeding adverse to the Company.

Item 2.       Changes in Securities and Use of Proceeds.

The Company issued 39,662 shares of common stock in payment for $17,088 of professional services. The Company also issued 31,428 common shares to private debenture holders in lieu of $6,600 in interest payments due in June 2001.

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

Item 3.       Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended June 30, 2001.

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

     10.10 License Agreement between the Company and Protective Technology, Inc. dated October 24, 2000 filed as Exhibit 10.10 to the Registrant's Form 10K-SBfor the fiscal year ending December 31, 2000 filed with the SEC, which incorporated by reference to such Form 10K-SB.

     10.11 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as
                  Exhibit 10.11 to the Registrant's Form 10Q-SB for the quarter ending March 31, 2001 filed with the SEC, which incorporated by reference to such Form 10Q-SB.

     10.12 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as
                  Exhibit 10.12 to the Registrant's Form 10Q-SB for the quarter ending March 31, 2001 filed with the SEC, which incorporated by reference to such Form 10Q-SB.

     10.13 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as
                  Exhibit 10.13 to the Registrant's Form 10Q-SB for the quarter ending March 31, 2001 filed with the SEC, which incorporated by reference to such Form 10Q-SB.

     10.14 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as
                  Exhibit 10.14 to the Registrant's Form 10Q-SB for the quarter ending March 31, 2001 filed with the SEC, which incorporated by reference to such Form 10Q-SB.

     10.15 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as
                  Exhibit 10.15 to the Registrant's Form 10Q-SB for the quarter ending March 31, 2001 filed with the SEC, which incorporated by reference to such Form 10Q-SB.

     10.16 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as
                  Exhibit 10.15 to the Registrant's Form 10Q-SB for the quarter ending March 31, 2001 filed with the SEC, which incorporated by reference to such Form 10Q-SB.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ID TECHNOLOGIES CORPORATION


                               BY  /S/ J. Phillips L. Johnston
                                   ------------------------------------------
DATE:    August 13, 2001              J. Phillips L. Johnston, President and CEO


                                   /S/ William F. Lane
                                   ------------------------------------------
DATE:    August 13, 2001              William F. Lane, Chairman and Treasurer
                                   (Principal Financial Officer)