Form 10QSB
period 2001-09-30
ID TECHNOLOGIES CORP
filed 2001-11-14
CIK 1096279

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) under the Securities Exchange Act of 1934.

         For the quarterly period ended      September 30, 2001
                                        ------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 10,178,450 shares of common stock outstanding as of November 12, 2001.

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


ID Technologies Corporation
(A Development Stage Company)
Condensed Balance Sheet

                                                  September 30, 2001    December 31, 2000
                                                         (Unaudited)            (Audited)
                                                         -----------          -----------
Assets

Current assets:
   Cash and cash equivalents                             $   128,922           $   49,311
   Prepaid expenses                                      $     2,032           $    7,010
                                                         -----------          -----------
       Total current assets                              $   130,954           $   56,321
   Equipment, net                                        $       915           $    1,252
   Patents, net                                          $    26,532           $   19,653
                                                         -----------          -----------
        Total assets                                     $   158,401           $   77,226
                                                         ===========           ==========

Liabilities and shareholders' deficit Current liabilities:

    Accounts payable and accrued liabilities             $    65,212           $   84,053
    Notes payable to shareholder                         $     3,022           $   22,840
    Notes payable, current                               $    71,384           $   60,618
    Short term convertible debt, net of discount
         of $12,242                                      $  176,412            $        0

                                                         -----------          -----------
          Total current liabilities                      $   316,030           $  167,511
   Long term notes payable                               $    26,753           $   35,374
   Long term convertible debt, net of discount
         of $0 and $19,550, respectively                 $         0           $  165,450
   Deferred revenue                                      $   370,108           $  179,218
Shareholders' deficit:
   Common stock                                          $   282,953           $  282,953
   Additional paid in capital                            $ 4,410,032           $4,236,417
   Deficit accumulated during

                development stage                        $(5,247,475)        $(4,989,697)
                                                         -----------          -----------
       Total shareholders' deficit                       $  (554,490)          $ 470,327)
                                                         -----------          -----------
Total liabilities and shareholders' deficit              $   158,401           $   77,226
                                                         ===========           ==========



ID Technologies Corporation
(A Development Stage Company)
Condensed  Statement of Operations for the nine months ended  September 30, 2001 and 2000 and for the period from  inception  (March 16, 1994) through  September 30, 2001

                                      9 months ended  9 months ended  Inception 3/16/94
                                      Sept. 30, 2001   Sept.30, 2000   through 9/30/01
                                        (Unaudited)     (Unaudited)      (Unaudited)
                                       ------------     ----------       -----------
License revenue                        $    34,110      $      -         $   128,954
Royalty revenue                        $     4,000      $      -         $     4,000
                                       ------------     ----------       -----------
        Total revenues                 $    38,110      $      -         $   132,954
Research & development                 $       -        $   40,270       $   736,268
Selling, general and
      administrative expenses          $   337,317      $  354,079       $ 4,230,836
                                       ------------     ----------       -----------
         Loss from operations          $  (299,207)     $ (394,349)      $(4,834,150)
Other income and expense:
  Interest income - contractual        $     1,439      $       95       $     4,658
  Gain on disposal of asset            $       -        $      -         $       353
  Forgiveness of debt                  $    20,757      $      -         $    49,474
  Standstill                           $    50,000      $      -         $    50,000
  Amortization of debt discount on     $   (10,962)     $ (187,162)      $  (294,483)
        convertible debentures
  Interest expense                     $   (19,805)     $  (38,826)      $   (97,327)
  Debt conversion expense              $       -        $      -         $  (126,000)
                                       ------------     ----------       -----------
Net loss                               $  (257,778)     $ (620,242)      $(5,247,475)

Basic and diluted loss
   per common share                    $     (0.03)     $    (0.07)

Weighted average number                  9,983,028        8,374,139
      of common shares


                                      3 months ended  3 months ended
                                      Sept 30, 2001   Sept 30, 2000
                                        (Unaudited)     (Unaudited)
                                       ------------     ----------
License revenue                        $     2,832      $      -
                                       ------------     ----------
        Total revenues                 $     2,832      $      -

Research and Development               $         0      $   30,270
Selling, general and
      administrative expenses          $    90,390      $  127,163
                                       ------------     ----------
         Loss from operations          $  ( 87,558)     $ (157,433)
Other income and expense:
  Interest income - contractual        $       192      $       95
  Standstill                           $    50,000      $      -
  Forgiveness of debt                  $        -       $      -
  Amortization of debt discount on     $    (3,654)     $ (65,854)
        convertible debentures
  Interest expense                     $    (5,500)     $ (15,245)
                                         ------------     ----------
Net loss                               $   (46,520)     $ (238,437)

Basic and diluted loss
   per common share                    $     (0.01)     $    (0.03)

Weighted average number                  10,090,223        8,450,679
      of common shares





                                                ID Technologies Corporation
                                               (A Development Stage Company)

                                        Statements of Shareholders' Equity (Deficit)

                              Period from inception (March 16, 1994) through September 30, 2001

                                                                                                  DEFICIT
                                                                                  ADDITIONAL     ACCUMULATED
                                                                                   PAID-IN         DURING
                                                      SHARES         AMOUNT        CAPITAL       DEVELOPMENT      TOTAL
                                                    ----------     ----------     ----------     ----------      ------
Balance at March 16, 1994                                 --             --             --             --           --
Issuance of common shares for cash and
   noncash consideration                             1,595,200            366             33           --           399

Net loss                                                  --             --             --             (123)      (123)
                                                    ----------     ----------     ----------     ----------      ------
Balance at December 31, 1994                         1,595,200            366             33           (123)        276
Issuance of common shares for cash and
   noncash consideration                               404,800           --              101           --           101

Net loss                                                  --             --             --           (2,263)    (2,263)
                                                    ----------     ----------     ----------     ----------      ------
Balance at December 31, 1995                         2,000,000            366            134         (2,386)    (1,886)
Issuance of common shares for cash and
   noncash consideration                             6,000,000           --            1,500           --         1,500

Net loss                                                  --             --             --          (29,889)   (29,889)
                                                    ----------     ----------     ----------     ----------      ------
Balance at December 31, 1996                         8,000,000            366          1,634        (32,275)   (30,275)
Issuance of common shares for cash net of
   issuance costs                                      153,333        282,587           --             --       282,587
Capital contribution in form of research
   and development services                               --             --          201,405           --       201,405
Stock-based compensation                                  --             --        1,333,600           --     1,333,600
Net loss                                                  --             --             --       (1,684,313)(1,684,313)
                                                    ----------     ----------     ----------     ----------      ------
Balance at December 31, 1997                         8,153,333        282,953      1,536,639     (1,716,588)    103,004
Issuance of common shares for noncash
   consideration                                        22,500           --           45,000           --        45,000
Capital contribution in form of research
   and development services                               --             --          192,319           --       192,319
Stock-based compensation                                  --             --          933,425           --       933,425
Net loss                                                  --             --             --       (1,426,725)(1,426,725)
                                                    ----------     ----------     ----------     ----------      ------
Balance at December 31, 1998                         8,175,833        282,953      2,707,383     (3,143,313)  (152,977)
Issuance of warrants in connection with
   issuance of convertible debt                           --             --          271,870           --       271,870
Capital contribution in form of research
   and development services                               --             --          269,441           --       269,441
Issuance of common shares for noncash
   consideration                                       101,750           --          142,165           --       142,165
Net loss                                                  --             --             --         (939,741)  (939,741)
                                                    ----------     ----------     ----------     ----------      ------
Balance at December 31, 1999                         8,277,583        282,953      3,390,859     (4,083,054)  (409,242)

Conversion of convertible debt to equity               250,000           --          100,000           --       100,000
Issuance of beneficial conversion features in
   connection with issuance of convertible debt           --             --           31,200           --        31,200
Debt conversion expense                                   --             --          126,000           --       126,000
Capital contribution in form of research and
   development services                                   --             --           72,600           --        72,600
Issuance of common shares for noncash
   consideration                                       211,759           --          116,148           --       116,148
Issuance of common shares for cash                     944,963           --          399,610           --       399,610
Net loss                                                  --             --             --         (906,644)  (906,644)
                                                    ----------     ----------     ----------     ----------      ------
Balance at December 31, 2000                         9,684,305        282,953      4,236,417     (4,989,697)  (470,327)

Issuance of common shares for noncash
   consideration                                        65,499           --           32,497           --        32,497
Issuance of common shares for cash                     257,556           --          103,023           --       103,023
Net loss                                                  --             --             --         (121,054)  (121,054)
                                                    ----------     ----------     ----------     ----------      ------
Balance at March 31, 2001                           10,007,360        282,953      4,371,937     (5,110,751)  (455,861)

Issuance of common shares for noncash
   consideration                                        71,090           --           23,688           --        23,688
Net loss                                                  --             --             --          (90,203)   (90,203)
                                                    ----------     ----------     ----------     ----------      ------
Balance at June 30, 2001                           10,078,450        282,953      4,395,625     (5,200,954)   (522,376)


Issuance of common shares for noncash
   consideration                              55,408           --         14,406        --     14,406
Net loss                                        --             --             --    (46,520)  (46,520)
                                           ----------     ---------    ---------  --------   --------
Balance at Sept 30, 2001                   10,133,858      282,953     4,410,031  (5,247,475)(554,490)






ID Technologies Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows
for the nine months ended September 30, 2001 and 2000 and for the period from inception (March 16, 1994) through Sept 30, 2001

                                                        9 months ending     9 months ending      Inception 3/16/94
                                                        Sept  30,  2001      Sept 30, 2000       through 9/30/01
                                                         --------------       --------------      -------------
                                                           (Unaudited)         (Unaudited)        (Unaudited)
Cash flows from operating activities:
Net loss                                                  $  (257,778)        $  (620,242)        $(5,245,163)
Adjustments to reconcile net loss to net cash
  used in operation activities:
    Depreciation                                          $       338         $       564         $     2,405
    Amortization                                          $     1,221         $     2,988         $    15,771
        Gain on disposal of equipment                     $      --           $      --           $      (353)
    Stock based compensation                              $      --           $      --           $ 2,267,025
    Non-cash marketing expenses                           $      --           $      --           $    49,165
    Non-cash research and development expenses            $      --           $    10,000         $   737,394
    Non-cash professional fees                            $    63,991         $    76,050         $   305,627
    Non-cash interest payments                            $     6,600         $      --           $    13,530
    Debt forgiveness                                      $   (20,757)        $      --           $   (49,474)
    Non-cash debt conversion expense                      $      --           $      --           $   126,000
    Discount on convertible debentures                    $    10,962         $   181,962         $   294,481
    Change in operating assets and liabilities:
          Prepaid expenses                                $     4,978         $    (8,130)        $    (1,840)
          Accounts payable and accrued liabilities        $     1,918         $      (905)        $    91,970
          Deferred revenue                                $   190,890         $    89,062         $   370,108
                                                          -----------         -----------         -----------

Net cash used in operating activities                     $     2,363         $  (268,651)        $(1,023,546)

Cash flows from investing activities:

   Patent costs                                           $    (8,100)        $      --           $   (42,303)
   Purchase of equipment                                  $      --           $      --           $    (3,980)
   Disposal of equipment                                  $      --           $      --           $     1,014
                                                           -----------         -----------         -----------
Net cash used in investing activities                     $    (8,100)        $      --           $   (45,269)

Cash flow from financing activities:

    Proceeds from issuance of notes payable               $    10,000         $      --           $   443,750
    Payment of notes payable                              $   (27,674)        $    49,217         $  (242,591)
    Proceeds from issuance of convertible debt            $      --           $      --           $   665,000
    Payment on convertible debt                           $      --           $      --           $  (380,000)
    Proceeds from sale of common shares                   $   103,022         $   489,770         $   428,620
    Proceeds from issuance of common shares, net          $      --           $      --           $   282,958
                                                          -----------         -----------         -----------
Net cash provided by financing activities                 $    85,348         $   538,987         $ 1,197,737
Increase in cash and cash equivalents                     $    79,611         $   270,336         $   128,922

Cash and cash equivalents, beginning of period            $    49,311         $    62,986         $      --
Cash and cash equivalents, end of period                  $   128,922         $   333,323         $   128,922


ID Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2001
(Unaudited)

1.  Management's Opinion

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

4. Accounts Payable

Payables for professional services totaling $27,757 were settled in full with payments totaling $7,000 with no additional consideration. The difference of $20,757 was recorded as cancellation of debt.

5. Convertible Debt

The annual interest payments on private convertible debentures were paid in full on June 30, 2001 with $3,600 paid in cash and $6,600 paid in stock at the election of the debt holder. Those paid in stock were granted stock at the average ask price during the month of June 2001. The holders of $100,000 private debentures elected to defer the annual interest payment of $12,000 until December 15, 2001. The debt holder will be paid the $12,000 plus 12% interest on the $12,000 and may elect a stock payout in lieu of cash for the original $12,000 interest payment. The stock price would be the average ask price for the month of June 2001.

6.  Litigation

The Company filed a lawsuit against Fingerprint Cards AB ("FPC") on April 19, 2001 in the United States District Court for the Eastern District of North Carolina seeking, inter alia, a declaratory judgment regarding non-infringement and unenforceability of the Lofberg patent. The complaint was amended in September 2001 by IDTEK to also include business interference by FPC, demanding treble damages as a result of faxing the to an IDTEK licensee of a document alleging infringement by IDTEK. The Company is the owner of US Patent No. 5,623,552 which is presently a principal patent in biometric technology applications involving a stand-alone, integrated card for fingerprint-based identification and access.

Item 2.  Management's Plan of Operation.

The Company is engaged in the development of biometric technologies, know-how, and products for licensing worldwide. The Company holds the patent for a card, panel, or substrate allowing "on-board" storage and authentication (identification) of fingerprints with a frontier biometric market size estimated to be multibillion dollars. The potential applications of this technology are many and varied: from welfare cards to loyalty/medical records/personal information cards to controlling the use of firearms.

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

A prototype 8 chip card was completed in April 2001, as well as a comprehensive manufacturing plan by SafeNet, to build a single-chip production card at a cost below $20 in future years.

The non-recurring engineering cost (NRE) to reduce the technology to a single chip will be the responsibility of engineering supply firms, including Global Biometrics and other engineering firms. These development costs are estimated at approximately $1,700,000.

Global Biometrics purchased the engineering development rights from SafeNet in November 2000 for $1,400,000. IDTEK or its suppliers have the right to develop biometric fingerprint cards. Currently, IDTEK has no plans to develop its own biometric fingerprint card.

Presently, the Company has initial licenses in place with SafeNet, Global Biometrics, Power^Up, Bob Barker Company and BrentScott, which are expected to yield $400,000 in additional license fees when card production begins. Production is currently expected to begin in 2002. The licenses to Bob Barker Company, SafeNet and Global Biometrics are paid in full. The options Global Biometrics had for four additional licenses expired unexercised on June 30, 2001. The Company will attempt to sell those licenses to other interested parties, but makes no assurances that it will be able to do so.

On August 6, 2001, the Company entered into a teaming agreement with GRC International ("GRCI"), an AT&T subsidiary, to provide leading-edge biometrics technologies development, systems integration, and fielding. GRCI will be responsible for bidding and system integration of products deploying the Company's technology.

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

The Company has been a development stage company with nominal revenues since its inception. Losses were $1,684,313 in 1997, $1,426,725 in 1998, $939,741 in 1999,
$906,644 in 2000 and $257,778 in the first nine months of 2001.

As of September 30, 2001, the Company had approximately $129,000 in cash and cash equivalents. Currently, the Company has a cash burn rate of $20,000 per month.

With the Company's current policy of contracting out development and concentrating on licensing of intellectual property and marketing, the Company does not plan to purchase any equipment or buy or rent plant(s) in the next year, other than possibly computers.

     Results of Operations

     The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources. This should be read in conjunction with the financial statements of the Company and notes thereto. The operating results of the periods presented were not significantly affected by inflation.

     Comparison of Nine Months Ended September 30, 2001 and 2000:

     License revenue for the first nine months of 2001 was $34,110 as compared to zero for the same period of 2000. The license revenue is comprised of a $25,000 license transfer fee from SafeNet to sublicense in perpetuity the license to Global Biometrics and $9,110 of amortization of the Bob Barker and Global Biometrics' licenses. No new license agreements were sold during the third quarter. Royalty revenue for the nine months ended September 30, 2001 was $4,000 as compared to zero for the same period of 2000. The royalty payments recorded during the period are for SafeNet sales to a British government agency that uses the Company's technology. Royalty payments are predicated on the sale price of the cards to end-users by licensees.

     The research and development expenses are a non-cash entry in prior years, which mirrors exactly SafeNet's research and development cash expenses for the development of the biometric fingerprint card. SafeNet did not incur any research and development costs in the nine months ended September 30, 2001 compared to $10,000 for the nine months ended September 30, 2000. Even though SafeNet, the Company's former development partner and holder of approximately
12% of the Company's capital stock, was responsible for and incurred this expense, the Company records the expense because the Company receives the benefits from SafeNet's research.

     The development of the card is now being done by Global Biometrics, which purchased the development rights from SafeNet in November 2000 for $1,400,000. Other card engineering firms are also developing a fingerprint card.

     Selling, general, and administrative expenses during the nine months ended September 30, 2001 were $337,317, down 4.7% from the $354,079 of such expenses in the prior year period. The variance is primarily due to decreases in professional fees and financing expenses.

     Amortization of debt discount on convertible debentures was $10,962 in the first nine months of 2001 compared to $187,162 in the first nine months of 2000. This is a non-cash expense to amortize the value of options and warrants associated with the $485,000 of convertible debt issued by the Company in 1999. The Company paid off $300,000 of the debt in the fourth quarter of 2000, thus the $57,000 per quarter of amortization related to that debt was not recorded in the first nine months of 2001.

      Interest expense was $19,805 in the first nine months of 2001, down from $38,826 in the first nine months of 2000. The interest is 12% on $185,000 convertible debentures issued in April through June of 1999 and 14% on a $50,000 note payable issued June 2000. In the first nine months of 2000, the Company was also liable for $300,000 in convertible debentures with an 8% interest rate. These debentures were repaid with interest in the fourth quarter of 2000.

     The Company's net operating loss for the nine months ended September 30, 2001 was $299,205, down 24.1% from the net operating loss of $394,349 for the nine months ended September 30, 2000.

Recent Developments

IDTEK and Global Biometrics entered into a 60 day standstill for Global Biometrics to consider the acquisition of IDTEK. The $50,000 standstill fee was forfeited to IDTEK when the standstill agreement expired without an agreement on October 26, 2001.

IDTEK borrowed $60,000 at prime plus 2% interest from J. Phillips L. Johnston, the Chief Executive Officer and William F. Lane, Chairman, which amounts are due November 26, 2001.

On October 31, 2001, J. Phillips L. Johnston, the Chief Executive Officer, agreed to accept the Company's stock in lieu of salary. Expenses and health insurance of $687 per month continue to be paid by the Company. The average trade price during the first month of each quarter determines the quarterly payment in stock. The price per share cannot be less than $.26.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company filed a lawsuit against Fingerprint Cards AB ("FPC") on April 19, 2001 in the United States District Court for the Eastern District of North Carolina seeking, inter alia, a declaratory judgment regarding non-infringement and unenforceability of the Lofberg patent. The complaint was amended in September 2001 by IDTEK to also include business interference by FPC, demanding treble damages as a result of faxing the to an IDTEK licensee of a document alleging infringement by IDTEK.

         The Company is not involved in any other material pending legal proceeding adverse to the Company.

Item 2.       Changes in Securities and Use of Proceeds.

         The Company issued 160,569 shares of common stock in payment for $63,991 of professional services at various market prices averaging $0.40 per share. The Company also issued 31,428 common shares to private debenture holders in lieu of $6,600 in interest payments due in June 2001.

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

Item 3.       Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the nine months ended September 30, 2001.

Item 5.       Other Information.

     None.


Item 6.       Exhibits and Reports on Form 8-K.

(A) EXHIBITS.

Exhibit
   No.                    Description
--------                  -----------
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

  10.10 License Agreement between the Company and Protective Technology, Inc. dated October 24, 2000 filed as
                          Exhibit 10.10 to the Registrant's Form 10K-SB for the fiscal year ending December 31, 2000 filed with the SEC, which is incorporated by reference to such Form 10K-SB.

  10.11 Amended and Restated License Agreement dated February 2001 between the Company and Protective Technologies, Inc. filed as Exhibit 10.11 to the Registrant's Form 10K-SB for the fiscal year ending December 31, 2000 filed with the SEC, which is incorporated by reference to such Form 10K-SB.

  10.12 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as Exhibit 10.12 to the Registrant's Form 10K-SB for the fiscal year ending December 31, 2000 filed with the SEC, which is incorporated by reference to such Form 10K-SB.

  10.13 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as Exhibit 10.13 to the Registrant's Form 10K-SB for the fiscal year ending December 31, 2000 filed with the SEC, which is incorporated by reference to such Form 10K-SB.

  10.14 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as Exhibit 10.14 to the Registrant's Form 10K-SB for the fiscal year ending December 31, 2000 filed with the SEC, which is incorporated by reference to such Form 10K-SB.

  10.15 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as Exhibit 10.15 to the Registrant's Form 10K-SB for the fiscal year ending December 31, 2000 filed with the SEC, which is incorporated by reference to such Form 10K-SB.

  10.16 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc. filed as Exhibit 10.16 to the Registrant's Form 10K-SB for the fiscal year ending December 31, 2000 filed with the SEC, which is incorporated by reference to such Form 10K-SB.

  10.17 Teaming Agreement dated August 1, 2001 between the Company and GRC International, Inc.



(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ID TECHNOLOGIES CORPORATION


                                  BY  /S/ J. Phillips L. Johnston
                                      ------------------------------------------
DATE:    November 14, 2001            J. Phillips L. Johnston, President and CEO


                                      /S/ William F. Lane
                                      ------------------------------------------
DATE:    November 14, 2001             William F. Lane, Chairman and Treasurer
                                      (Principal Financial Officer)