Form 10KSB
period 2001-12-31
ID TECHNOLOGIES CORP
filed 2002-04-16
CIK 1096279

ID TECHNOLOGIES CORPORATION
ANNUAL REPORT 2001

U.S.  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________to ______________

Commission file number 000-28301

ID TECHNOLOGIES CORPORATION
(Name of Small Business Issuer in Its Charter)

North Carolina	56-1866233

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

920 Main Campus Drive / Suite 400
Raleigh, North Carolina	27606

(Address of Principal Executive Offices)	(Zip Code)

(919) 424-3722
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

Yes      [X]                   No            [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year were $40,942.

As of March 15, 2002, 10,280,565 shares of common stock were outstanding.  As of March 15, 2002, the aggregate market value of shares of common stock held by non-affiliates was approximately $802,064.00.

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
            ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            ITEM 13.            EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

SIGNATURES

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements.  Any statements contained in this Form 10-KSB that are not statements of historical fact are intended to be and are hereby identified as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  ID Technologies Corporation, a North Carolina corporation (the “Company” or “IDTEK”) cautions readers that forward looking statements involve known and unknown risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.

Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control.  These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances; and failure by the Company to successfully develop business relationships and strategic alliances.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ  materially from those discussed in the forward-looking statements: ability of the Company to obtain acceptable forms and amounts of financing to fund current and future operations, research and development and acquisitions; competition; the Company's operating losses; the Company's ability to commercially develop its proposed products; the Company's ability to attract, hire and retain employees and management personnel; and the Company's ability to regain control over the development and exploitation of its technology.  The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is primarily a licensing company and is in the business of: (i) developing and marketing its patented self-authenticating fingerprint technology for applications where authentication of the identity of the owner of the card is important (the “Technology”) and (ii) selling exclusive and nonexclusive licenses to use the Technology.  The Company does not currently design or manufacture any finished goods or products, which make use of the Technology.  Consequently, the Company intends to continue development of the Technology and to promote its position as a licensor of the Technology to both licensees and manufacturers of finished goods and products.

During the period from inception to December 1996, the Company focused on obtaining a patent for the Technology.  In December 1996, the Company received the Notice of Allowance from the United States Patent Office for issuance of its patent.

In July 1997, the Company entered into a licensing agreement (the “SafeNet Agreement”) with SafeNet, Inc., formerly known as Information Resource Engineering, Inc., a leading provider of computer network security and encryption products and services.  Pursuant to the SafeNet Agreement, SafeNet provides research and development assistance to the Company to develop the Technology.  The success of the Company is no longer dependent on the operations, research and development of SafeNet.  See section heading - “LICENSING AND LICENSE AGREEMENTS.”

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

The Technology has been developed into an eight chip-working prototype.  The three chip prototype is also complete and being tested and one of the Company’s suppliers has a battery-on-board.  The Company intends to have the single chip prototype completed and tested in 2002.

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

Furthermore, most currently available biometric identity verification systems share reliance upon database technology, which the Company believes is problematic.  Most valuable biometric signatures (fingerprints, voiceprints, eye scans, etc.) commonly are stored with hundreds of thousands of other such signatures in databases.  This method of storing information often presents multiple problems, including data mismatches, the high cost of storage and retrieval and unauthorized access to both the files and the database itself.  The Company believes that the Technology system addresses more problems than many competing products by providing a means of identifying users at the point of authentication access without relying on information stored in a database.  The information stored on the card incorporating the Technology is intended not to function in any reader or scanner without the authorized user's fingerprint first being placed on and matched with the data stored in the card itself.  The user's fingerprint data never leaves the card.  As a result, no databases or special readers will be required.  Moreover, it is anticipated that all present readers such as ATMs and point of purchase terminals will be compatible with the Technology system because the Company currently plans to incorporate magnetic strip simulators into each card system that will activate only for authorized users and allow these cards to operate with database, or “legacy,” systems worldwide.

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

The Company currently has ten licenses with the following five licensees: SafeNet, Global Biometrics, Inc.  (“Global Biometrics”), who purchased the assets of Protective Technologies, Inc.  (“Protek”), Power^Up Marketing Corporation (“Power^Up”), BrentScott Associates, LLC (“BrentScott”), and the Bob Barker Company (“Bob Barker”).

In July 1997, pursuant to the SafeNet Agreement, the Company granted SafeNet a license to the Technology for use in SafeNet's primary business fields, including dedicated computer networks, the Internet, and treasury and banking areas.  In consideration for this license (to which the Company ascribed a value of over $500,000) and an initial 13.7% equity interest in the Company, SafeNet agreed to provide (i) development of the Company's Technology and complimentary  technology,  (ii)  $300,000 in cash and (iii)  additional engineering, design and sales assistance.  Also, SafeNet agreed to pay the Company a royalty equal to five percent (5%) of SafeNet's future gross revenues (subject to certain discounts, shipping, customs and insurance charges, taxes and allowances for returns) related to the use of the Company's patent in SafeNet's fields of license during the eighteen-year term of the SafeNet Agreement.  In the fourth quarter of 2000, SafeNet granted a sublicense in perpetuity for $1.9 million to Global Biometrics.  SafeNet retains its ownership in the Company, now at 11%.  Global Biometrics is 95% owned by TecBanc.

In April 1998, the Company granted three separate exclusive licenses to three different licensees in the medical/pharmacy, telecommunications and private card/credit markets.  In March of 1999, the Company entered into a new agreement (the “Protek Agreement”) whereby these three exclusive licenses were canceled and Protek was granted the following:

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

In October, 2000, the Protek Agreement was terminated and replaced with three new exclusive licenses in the three fields.  In addition, two new exclusive licenses in the fields of casino/lottery gaming and mass transit were issued to Protek.  Each new license term is 20 years and carries a 7% royalty payable to IDTEK on all sales.  Protek also received options to purchase four additional exclusive licenses in the fields of building access, drivers licenses, passports/VISAs, and military/citizenship cards.  These options expired June 30, 2001.  All surcharges and sales commissions due to Protek under the old license agreements were eliminated.

In the last quarter of 1998, the Company entered into an exclusive licensing agreement with Revolution Labs Inc.  (“Revolution”) with a term expiring in January 2014 (the “Revolution Agreement”).  Revolution and Protek entered into an agreement that provides whereby Protek acquired Revolution's rights under this license for FAA airports and employees.  The license also includes an agreement for on-going royalty payments to the Company of 6% of Protek's gross product sales.  The $500,000 license fee was paid as a debit to the $2,625,000 credit.  With the issuance of FAA license and the two new licenses to Protek the $2,625,000 credit has been paid in full and is no longer a contingent liability of the Company.

In the first quarter of 2001, Global Biometrics purchased the assets of Protek, including the licenses discussed above.

In February 1999, the Company granted to Power^Up an exclusive license (the “Power^Up Agreement”) to use the Technology in connection with identification, access and security cards, associated systems and equipment of whatever type used in the hotel security industry, including hotel door locking devices, in-room safes, mini bars and all associated security systems worldwide.  The initial term of the license is twenty (20) years.  The license was granted for an initial fee of $25,000, and an additional fee of $350,000 will be due upon delivery and acceptance of a first working prototype.  The license also includes an agreement for on-going royalty payments to the Company of 6% of Power^Up's gross product sales.  The $350,000 fee has not been paid to date.

In October 1999, the Company granted to BrentScott an exclusive license (the  “BrentScott  Agreement”) to use the Technology in connection with identification, access and security cards, associated systems and equipment of whatever type for all fields of use (except fields of use already subject to license) within the member States of the Gulf Cooperation Counsel States in the Middle East, consisting of the Kingdom of Saudi Arabia, Kuwait, Bahrain, U.A.E., Oman and Qatar.  The initial term of the license is three (3) years and may be renewed for sequential one (1) year periods for a renewal fee of $10,000 per year.  The license was granted for an initial fee of $25,000, paid and payable as follows: $2,000 upon execution of the agreement and $23,000 payable within ten (10) days after BrentScott's receipt of a functioning/ demonstrable and stand-alone operational product.  Pursuant to the terms of the license, the Company does not collect a royalty from BrentScott, but instead collects a surcharge from authorized manufacturers from whom BrentScott must purchase the finished products.

In August 2000, the Company granted to Bob Barker Company, Inc.  an exclusive license (the “Bob Barker Agreement”) to use the Technology in connection with identification, access, and security cards, associated systems and equipment of whatever type for all federal, state, county city and private prisons in the United States including prison applications for prison personnel and inmates.  The initial term of the license is 15 years.  The agreement requires Bob Barker Company to pay the Company a 10% royalty on sales of detention systems utilizing the Company's Technology.  For more information regarding the Bob Barker agreement, see Exhibit 10.9 attached hereto.

            RESEARCH AND DEVELOPMENT

The Company has spent considerable management time on the development of the Technology over the last three years; however, pursuant to the SafeNet Agreement, SafeNet was responsible for research and development with respect to the Technology.  SafeNet expended over $700,000 in engineering development costs from July 1997 to 2001 on the development of the current prototype, which was sold to Global Biometrics Corporation.  Pursuant to the SafeNet Agreement, SafeNet was responsible for developing the Technology for its intended uses.  The Company is not prohibited from engaging in its own research and development.  However, there can be no assurances that the Company will have the financial resources or ability to conduct such research and development.

            EMPLOYEES

As of December 31, 2001, the Company engaged two full-time employees and six  independent  contractors.   The full-time  employees are involved in administrative and finance matters, and independent contractors assist the full-time employees with administrative and finance matters and marketing the technology.

            REPORTS TO SECURITY HOLDERS

The Company files annual and quarterly reports with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 150 Fifth Street, N.W., Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company is an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company, which may be viewed at http://www.sec.gov.

            CERTAIN ADDITIONAL CONSIDERATIONS

            In addition to the other information presented herein, the following information should be considered carefully in evaluating the Company and its business.

Lack of Significant Revenues.  The Company has yet to generate any significant revenues or profits and, for the years ended December 31, 2001 and 2000, the Company incurred net losses of $487,354 and $906,644, respectively.  The Company anticipates that net losses will continue for the foreseeable future.  There can be no assurance that the Company will be able to generate significant revenues or operate successfully.

Development Stage Company.  The Company is in its development stage and has commercial products in prototype form.  Further, the Company will face the same challenges experienced by other development stage companies, including, but not limited to, developing market acceptance for its proposed products.

Technology.  The Company owns the Technology, subject to the licenses which the Company has already granted (see LICENSING AND LICENSE AGREEMENTS, above).  Accordingly, the Company does not have complete rights to exploit the Technology in all markets.  The success of the Company, therefore, will depend upon collection of royalties, fees and manufacturing surcharges from its licensees and manufacturers of products containing the Technology, and its ability to sell licenses in other markets.  Furthermore, to date, the Company has depended on SafeNet, Global Biometrics Corporation and Biometric Associates, Inc. for research and development of the Technology.

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

Changes in Technology.   The Company's industry is subject to rapid technological change and intense competition and the Company's products could become subject to technological obsolescence.  Even though the Company has filed for two (2) additional biometric patents, there can be no assurance that such patents will be issued or that the Company will be able to keep pace with the changing technology.  If the Company is unable for technological or other reasons to develop products on a timely basis in response to technological changes, or if the Company's products or product enhancements do not achieve market acceptance, the Company's business would be materially and adversely affected.

Need for Additional Funds.  The Company needs to raise substantial additional capital to fund the ongoing development and expansion of its business, including its research, development, marketing and sales efforts, and to attain profitability.  The Company was unable to meet payroll on November 30, 2001 and continues to accrue wages.  There is no assurance that any additional funds needed will be available to the Company on favorable terms, or at all.  Although based on assumptions that the Company considers reasonable, there is also no assurance that the Company's estimate of its anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.  In addition, it is probable that raising additional funds will result in a substantial dilution to the Company's existing investors.  Additionally, the Company is a defendant in the a lawsuit recently filed by The Nash Group (referenced in Item 3 below), which lawsuit is an impediment to raising much needed capital for the Company.

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

ITEM 3.          LEGAL PROCEEDINGS.

(1)        On December 18, 2001, the Company and its Chief Executive Officer personally were served a complaint pursuant to which both the Company and its Chief Executive Officer were named as defendants in a lawsuit filed by five prospective investors in the Superior Court in Johnston County, North Carolina.  The complaint alleges that the prospective investors offered to purchase 6,250,000 shares of the Company’s Common Stock at a price of $0.08 per share on August 20, 2001, and that the Company accepted the offer from such prospective investors.  The Company’s Board of Directors met on August 23, 2001 and declined to accept the terms offered by the prospective investors.  Management believes that the complaint has no merit.  However, the pending litigation has had and continues to have a significant detrimental effect on the Company’s ability to raise additional capital.  Based on the Company’s current financial position, additional capital is necessary to continue operations.

(2)        A lawsuit previously filed against the Company in the United States Court for the Eastern District of North Carolina by Fingerprint Cards AB (FPC) of Goteberg, Sweden, was recently dismissed in February 2001.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                       MATTERS.

The Company's common stock is listed on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “IDTK.OB.” Although quotations for the Company's common stock appear on the OTCBB, there is no established trading market for the Company's common stock.  For the past calendar year and from December 31, 1998 to the present, transactions in the common stock can only be described as sporadic.  Consequently, the Company believes that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth for the respective periods indicated, the prices of the Company's common stock in the over-the-counter market, as reported and summarized by the OTCBB.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

March 31, 2000	2.125	0.531
June 30, 2000	1.125	0.406
September 30, 2000	0.938	0.34
December 30, 2000	0.75	0.250

March 31, 2001	0.50	0.19
June 30, 2001	0.28	0.12
September 30, 2001	0.51	0.11
December 31, 2001	0.75	0.17

The Company's common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

As of December 31, 2001, there were 250 holders of record of the Company's common stock.

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.  The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

During the fourth quarter of 2000, the Company raised an aggregate of approximately $425,000 in gross proceeds from the sale of debt and equity securities.  Specifically, on September 18, 2000, the Company issued a six-month promissory note in the principal amount of $100,000 to C. Paul  Hilliard.  The note bore interest at 9% per annum and was payable in full on March 18, 2001.  In settlement of the note, on October 30, 2000, the Company paid Mr.  Hilliard the accrued interest on the note and issued Mr.  Hilliard 250,000 shares of the Company's common stock and a warrant to purchase 250,000 shares of common stock at a purchase price of $0.40 per share.  The warrant is exercisable at any time until 5:00 p.m.  on October 30, 2002.

On September 28, 2000, the Company issued 375,000 shares of its common stock to the Bob Barker Company for gross proceeds of $210,938 in connection with its lease agreement with the Company.

On November 7, 2000 Academy Fund (formerly Centennial Venture Fund) exercised its warrant to purchase 150,000 shares of the Company's common stock at $0.01 per share, netting the Company $1,500.

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

In January and February of 2001, the Company sold an additional 257,556 shares of Common Stock of the Company at $0.40 per share, resulting in aggregate proceeds to the Company of $103,022.  In connection with such sale, the Company also issued warrants to investors to purchase an additional 257,556 shares of Common Stock of the Company at $0.40 per share exercisable for a two (2) year period.  The current CEO of the Company participated in such sale and invested an aggregate of $25,000 on the same terms as the other investors.

The Company relied on the securities registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended in connection with each of the above sales since all of the investors were, to the Company's knowledge, “accredited investors” who each had a preexisting business relationship with the Company or its officers.

ITEM 6.          MANAGEMENT'S PLAN OF OPERATION.

The Company is engaged in the development of biometric technologies, know-how, and products for licensing worldwide.  The Company holds the patent for a card, panel, or substrate allowing “on-board” storage and authentication (identification) of fingerprints with a frontier biometric market size estimated to be 1/10 trillion dollars.  The applications of this technology are many and varied: from welfare cards to loyalty/medical records/personal information cards to controlling firearms by one user.

The development and production of this biometric breakthrough was managed by the Company's scientific partner SafeNet of Baltimore, Maryland.  SafeNet is a leading provider of network and internet security systems and technologies.  SafeNet is an 11% Company shareholder and holds a Company license in the fields of internet, computer network, banking and treasury fields worldwide which SafeNet sublicensed in perpetuity to Global Biometrics in the fourth quarter of 2000.

A prototype card has just been completed, as well as a comprehensive manufacturing plan to build a single-chip production card at a cost below $20 in two to three years.  The non-recurring engineering cost (NRE) will be paid by the production card maker for a single-chip (ASIC) card at a cost of approximately $1,700,000.

Presently, the Company has initial licenses in place with SafeNet, Global Biometrics (formerly Protek), Power^Up and BrentScott, which are expected to yield $400,000 in additional license fees when card production begins.  Production is expected to begin in 2002.  The license to Bob Barker is paid in full and will not yield any additional license fees.

The Company believes it has to be the first-to-market leader with the following competitive advantages:

  A biometric fingerprint card with storage and a power source (lithium battery) on board.

  A biometric fingerprint card not requiring an independent power source.

  A biometric  fingerprint card safeguarding  personal privacy (a government or corporate based database system is unnecessary).

  A biometric fingerprint card with 130 m.p.s of computing power (the power of a Palm Pilot).

The biometric fingerprint card is essentially a standalone computer on a card protected by the Lane foundation patent: United States Patent Number 5,623,552 issued on April 22, 1997.  Two (2) biometric patents were filed by the Company in 2001.

The Company has been a developmental-stage company with nominal revenues since its inception.  Losses were $1,684,313 in 1997, $1,426,725 in 1998, $939,741 in 1999, $906,644 in 2000 and $487,384 in 2001.

As of March 15, 2002, the Company had $16,489 in cash.  Currently, the Company has an operating cost burn rate of $35,000 per month.  By accruing salaries, the current operating cost burn rate is less than $5,000 per month in as much as the Company has depleted its cash.

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

YEAR ENDED DECEMBER 31:	2000	2001

Revenue	$2,844	$40,942
Operating Expenses:
Research and Development	72,600	-

Selling, general and administrative	473,348	556,321

Operating Losses	(543,104)	(515,379)

Other Income (Expenses)	(363,540)	28,025

Net Loss	$(906,644)	$(487,354)

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000:

License revenues for both 2000 and 2001 were nominal and not significant.  License fee payments were predicated primarily on a $20 cost biometric fingerprint production card.  Royalty payments are predicated on the sale of the cards to end users by licensees.

The research and development expenses are a non-cash entry in 2000, which mirrors exactly SafeNet's research and development cash expenses for the development of the biometric fingerprint card.  SafeNet's research and development cost for the card was $72,600 for 2000 and $0 for 2001.

Selling, general, and administrative expenses was $473,340 in 2000 versus $556,321 in 2001.  The increase in selling, general and administrative expenses principally resulted from the Company’s staffing increases in connection with the Company’s efforts to commercialize its prototype card.

Other income (expense) was $(363,540) in 2000 versus $28,025  in 2001.  The increase in other income principally resulted from a payment for a sixty day standstill agreement.

The Company's loss for 2001 was $487,354, down from $906,644 in 2000, due primarily to an increase in revenue with only a nominal increase in operating expenses coupled with the substantial reduction in finance cost and increasing licensing fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company raised $103,022 equity investments in 2001.  A majority of the money raised was used to pay off the $300,000 convertible debenture due September 2000 and reduce payables and short-term debt.  The Company has $16,489 in cash as of March 15, 2002.  The Company's current cash requirements are $35,000 per month, excluding approximately $55,642 in payables outstanding as of March 15, 2002, which principally constituted professional fees.   The Company will need to raise additional capital to allow the Company to operate for the calendar year 2002.

The Company has no bank credit lines or any likelihood of servicing any bank credit until profitable.

ITEM 7.          FINANCIAL STATEMENTS.

Report of Independent Auditors

Board of Directors and Shareholders
ID Technologies Corporation

We have audited the accompanying balance sheets of ID Technologies Corporation (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001, and for the period from March 16, 1994 (inception) through December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of ID Technologies Corporation for the period from March 16, 1994 (inception) through December 31, 1998 were audited by other auditors whose report, dated August 26, 1999, included an explanatory paragraph regarding the Corporation's ability to continue as a going concern. The financial statements for the period March 16, 1994 (inception) through December 31, 1998 include net loss of $3,143,313. Our opinion on the statements of operations, shareholders’ equity (deficit) and cash flows for the period March 16, 1994 (inception) through December 31, 2001, insofar as it relates to amounts for prior periods through December 31, 1998, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ID Technologies Corporation (a development stage company) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, and the period from March 16, 1994 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                                                                       /s/ Ernst & Young LLP

Raleigh, North Carolina
March 7, 2002

ID Technologies Corporation

(A Development Stage Company)

Balance Sheets

	December 31,
	2001	2000

	(In Thousands)
Assets
Current assets:
Cash	$ 44,367	$ 49,311
Prepaid expenses	342	7,010

Total current assets	44,709	56,321

Equipment, net	802	1,252
Intangible assets, net	21,999	19,653

Total assets	$ 67,510	$ 77,226

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 221,247	$ 84,053
Note payable to shareholder	3,022	22,840
Notes payable, current	72,307	60,618
Short-term convertible debt, net of discount of $4,934	180,066	–

Total current liabilities	476,642	167,511

Long-term notes payable	22,066	35,374
Long-term convertible debt, net of discount of $19,550	–	165,450
Deferred revenue	367,276	179,218

Commitments and contingencies

Shareholders’ deficit:
Series A preferred stock, $.001 par value; 300,000 shares authorized; no shares issued and outstanding at December 31, 2001 and 2000	–	–
Common stock, no par value, 50,000,000 shares authorized, 10,078,450 and 9,684,305 shares issued and outstanding at December 31, 2001 and 2000, respectively	282,953	282,953
Additional paid-in-capital	4,395,624	4,236,417
Deficit accumulated during the development stage	(5,477,051)	(4,989,697)

Total shareholders’ deficit	(798,474)	(470,327)

Total liabilities and shareholders’ deficit	$ 67,510	$ 77,226

See accompanying notes.

ID Technologies Corporation

(A Development Stage Company)

Statements of Operations

	Year ended December 31,		Period from March 16, 1994 (inception) through December 31,
	2001	2000	2001

License transfer fee income	$ 25,000	$ –	$ 25,000
License revenue	11,942	2,844	106,786
Royalty revenue	4,000	–	4,000

Total revenue	40,942	2,844	135,786

Operating expenses:
Research and development	–	72,600	736,268
Selling, general and administrative	556,321	473,348	4,449,841

Loss from operations	(515,379)	(543,104)	(5,050,323)

Other income (expense):
Interest income – contractual	1,439	1,063	4,659
Gain on disposal of asset	–	353	353
Forgiveness of debt	20,757	28,717	49,474
Amortization of debt discount on convertible debentures	(14,616)	(216,816)	(298,136)
Interest expense	(29,555)	(50,857)	(107,078)
Other income	50,000	–	50,000
Debt conversion expense	–	(126,000)	(126,000)

Total other income (expense)	28,025	(363,540)	(426,728)

Net loss	$ (487,354)	$ (906,644)	(5,477,051)

Basic and diluted per common stock	(0.05)	$ (0.11)

Weighted average number of common shares outstanding	10,003,633	8,634,373

See accompanying notes.

ID Technologies Corporation
(A Development Stage Company)
Statements of Shareholders' Equity (Deficit)

Period from inception (March 16, 1994) through December 31, 2001

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development	Total

Balance at March 16, 1994	–	$ –	$ –	$ –	$ –
Issuance of common shares for cash and noncash consideration	1,595,200	366	33	–	399
Net loss	–	–	–	(123)	(123)

Balance at December 31, 1994	1,595,200	366	33	(123)	276
Issuance of common shares for cash and noncash consideration	404,800	–	101	–	101
Net loss	–	–	–	(2,263)	(2,263)

Balance at December 31, 1995	2,000,000	366	134	(2,386)	(1,886)
Issuance of common shares for cash and noncash consideration	6,000,000	–	1,500	–	1,500
Net loss	–	–	–	(29,889)	(26,889)

Balance at December 31, 1996	8,000,000	366	1,634	(32,275)	(30,275)
Issuance of common shares for cash net of issuance costs	153,333	282,587	–	–	282,587
Capital contribution in form of research and development services	–	–	201,405	–	201,405
Stock-based compensation	–	–	1,333,600	–	1,333,600
Net loss	–	–	–	(1,684,313)	(1,684,313)

Balance at December 31, 1997	8,153,333	282,953	1,536,639	(1,716,588)	103,004
Issuance of common shares for noncash consideration	22,500	–	45,000	–	45,000
Capital contribution in form of research and development services	–	–	192,319	–	192,319
Stock-based compensation	–	–	933,425	–	933,425
Net loss	–	–	–	(1,426,725)	(1,426,725)

Balance at December 31, 1998	8,175,833	282,953	2,707,383	(3,143,313)	(152,977)
Issuance of warrants in connection with issuance of convertible debt	–	–	271,870	–	271,870
Capital contribution in form of research and development services	–	–	269,441	–	269,441
Issuance of common shares for \ noncash consideration	101,750	–	142,165	–	142,165
Net loss	–	–	–	(939,741)	(939,741)

Balance at December 31, 1999	8,277,583	282,953	3,390,859	(4,083,054)	(409,242)
Conversion of convertible debt to equity	250,000	–	100,000	–	100,000
Issuance of beneficial conversion features in connection with issuance of convertible debt	–	–	31,200	–	31,200
Debt conversion expense	–	–	126,000	–	126,000
Capital contribution in form of research and development services	–	–	72,600	–	72,600
Issuance of common shares for noncash consideration	211,759	–	116,148	–	116,148
Issuance of common shares for cash	944,963	–	399,610	–	399,610
Net loss	–	–	–	(906,644)	(906,644)

Balance at December 31, 2000	9,684,305	282,953	4,236,417	(4,989,697)	(470,327)
Issuance of common shares for noncash consideration	136,589	–		–	56,185
Issuance of common shares for cash consideration	257,556	–	103,022	–	103,022

Net loss	–	–	–	(487,354)	(487,354)
Balance at December 31, 2001	10,078,450	$ 282,953	$ 4,395,624	$ (5,477,051)	$ (798,474)

See accompanying notes

ID Technologies Corporation

(A Development Stage Company)

Statement of Cash Flows

	Year ended December 31,		Period from Inception (March 16, 1994) through December 31,
	2001	2000	2001

Operating Activities
Net loss	$ (487,354)	$ (906,644)	$ (5,477,051)

Adjustments to reconcile net loss to net cash used in operation activities:
Depreciation	450	676	2,517
Amortization	5,754	4,209	20,304
Gain on disposal of equipment	–	(353)	(353)
Stock-based compensation	–	–	2,267,025
Noncash marketing expenses	–	–	49,165
Noncash research and development expenses	–	72,600	737,394
Noncash professional fees	49,585	111,947	299,532
Noncash interest payments	6,600	6,930	13,530
Debt forgiveness of note payable	–	(28,717)	(28,717)
Noncash debt conversion expense	–	126,000	126,000
Amortization of discount on convertible debentures	14,616	216,816	298,136
Change in operating assets and liabilities:
Notes receivable	–	3,270	–
Prepaid expenses	6,668	(6,860)	(342)
Accounts payable and accrued liabilities	137,194	(38,207)	221,247
Deferred revenue	188,058	86,218	367,276

Net cash used in operating activities	(78,429)	(352,115)	(1,104,337)

See accompanying notes.

Investing Activities
Patent costs	(8,100)	(6,300)	(42,303)
Purchase of equipment	–	(705)	(3,980)
Disposal of equipment	–	1,014	1,014

Net cash used in investing activities	(8,100)	(5,991)	(45,269)

Financing Activities
Proceeds from issuance of note payable	60,000	281,000	443,750
Payment of notes payable	(81,437)	(62,166)	(246,354)
Proceeds from issuance of convertible debt	–	100,000	665,000
Payment on convertible debt	–	(300,000)	(380,000)
Proceeds from sale of common shares	103,022	325,597	428,619
Proceeds from issuance of common shares, net	–	–	282,958

Net cash provided by financing activities	81,585	344,431	1,193,973
Decrease (increase) in cash	(4,944)	(13,675)	44,367

Cash, beginning of period	49,311	62,986	–

Cash, end of period	$ 44,367	49,311	$ 44,367

See accompanying notes.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2001

1. Nature of Business

Background

ID Technologies Corporation (the “Company”) is a development stage company incorporated in North Carolina on March 16, 1994. The Company was formed to develop and commercialize certain technologies allowing for self-authenticating fingerprint identification and transmission and signaling devices housed together in a microelectronic panel suitable for, but not limited to, the confines of a credit card.

Status of Development

During the period from inception to December 1996, the Company focused on obtaining a patent for its proposed technology. In December 1996, the Company received the Notice of Allowance from the United States Patent Office for issuance of its patent. Since December 1996, the Company has outsourced its research and development efforts to SafeNet  (formerly Information Resource Engineering, Inc.). The Company, in conjunction with SafeNet, a significant shareholder of the Company, has developed a computer-assisted version of a prototype card.

The Company incurred a net loss of $487,354 for the year ended December 31, 2001, compared to a net loss of $906,644 for the year ended December 31, 2000, and has an accumulated deficit of $5,477,051 at December 31, 2001. The Company has yet to generate any significant revenues and has no assurance of future revenues. Even if successful, substantial time may pass before significant revenues might be realized. As a development stage enterprise, the Company is also subject to a number of risks including obtaining adequate financing, successfully developing and marketing its technologies, successfully defending its rights under the patent, and attracting and retaining key personnel. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to obtain the capital necessary to execute its business plan through several sources, which include (1) the sale of additional licenses of the Company's fingerprint identification technology, (2) obtaining equity financing and (3) obtaining debt financing. Management expects that these efforts will result in the introduction of additional capital to the Company. There is no assurance that the Company will be able to raise or find a sufficient number of purchasers of its licenses to fund the future

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2001

operating expenses of the Company and the inability to obtain such financing would have a material adverse effect on the Company.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of current liabilities and long-term debt approximate fair values as of December 31, 2001 and 2000. Due to the Company’s financial position, the Company cannot replace its existing debt at current market rates.

Equipment

Equipment is recorded at cost and is being depreciated on a double declining balance for assets placed in service prior to January 1, 2000 and straight-line basis for assets placed in service after January 1, 2000. The estimated useful life is five years. Accumulated depreciation totaled $2,517 and $2,067 at December 31, 2001 and 2000, respectively.

Intangible Assets

In filing its first patent, the Company incurred direct legal costs in the amount of $27,903, which it capitalized. In 2000, an additional $6,300 was incurred to obtain and file an international patent, which was finalized in 2001. A second patent was filed in February 2001 and the Company incurred legal costs related to this patent in the amount of $8,100. Patent costs are being amortized on a straight-line basis over seven years, the estimated economic life of the patents. Accumulated amortization at December 31, 2001 and 2000 was $20,304 and $14,550, respectively.

Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax basis of the Company's assets and liabilities and tax carryforwards. A valuation allowance is recorded to reduce net deferred tax assets to an amount which management believes is more likely than not to be realized.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Loss Per Share

Basic net loss per share has been calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average shares of common stock outstanding during the period.

Had the Company been in a net income position, diluted earnings per share would have been presented and would have included potential common shares related to outstanding options and warrants. The diluted earnings per share computation is not included as all potential common shares are antidilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). No compensation is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the fair value per share of the Company's common stock on the grant date. The pro forma affect of recording stock-based compensation at the estimated fair value of awards on the grant date, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation  (“FAS 123”), is disclosed in Note 9.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising expense of $4,494 and $0 for the years ended December 31, 2001 and 2000, respectively.

Revenue Recognition

The Company recognizes revenue from the licensing of its technology as well as from the associated royalties. Licensing revenue is recognized based on the specific terms of each agreement. Royalty revenue is recognized as earned pursuant to the applicable royalty agreement.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities  (“FAS 133”). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has no derivatives and therefore, the adoption of FAS 133 will have no impact on the Company's financial statements.

3. Significant Customers and Concentration of Credit Risk

In 2001 and 2000, two customers accounted for all of the Company’s license revenue. The Company had no outstanding accounts receivable from either customer at December 31, 2001 and 2000.

4. Deferred Revenue

In 1998, the Company entered into three exclusive license agreements and received an aggregate of $75,000 in license fees upon the execution of these agreements. In accordance with the terms of the three exclusive license agreements, which include additional obligations on the part of the Company, the $75,000 was recorded as deferred revenue at December 31, 1998. On March 30, 1999, the Company entered into a nonexclusive license agreement with Protective Technologies, Inc. (“Protek”) (see Note 11). In conjunction with this new agreement, the three exclusive license agreements were terminated, and Protek assumed the $75,000 license fee deposit. In 2000, the non-exclusive license agreements were terminated and replaced with three exclusive licenses plus two additional licenses. In 2001, Global Biometrics purchased the assets of Protek, including the licenses mentioned above (see Note 11). The $75,000 license fee deposit is being amortized on a straight-line basis at a rate of $937 per quarter. The deferred revenue remaining was $71,252 at December 31, 2001.

In 1998, the Company received $18,000 from potential licensees as deposits on options to acquire certain license rights. These amounts are reflected as deferred revenue in the accompanying balance sheets until such time as the Company enters into binding agreements with the potential licensees, and completes development of the licensed technology and delivers such to the licensees.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

4. Deferred Revenue (continued)

In August 2000, the Company granted Bob Barker Company, Inc. (“Bob Barker”) an exclusive license to use the technology in connection with detention facility systems in the United States. Bob Barker paid $300,000 and received the exclusive license plus 375,000 shares of Company common stock. The stock sale was valued at $210,938 and the license was valued at $89,062. The license sale was recorded as deferred revenue and is being amortized on a straight-line basis over 13.5 years, which is the remaining life of the original patent. The deferred revenue remaining was $78,638 at December 31, 2001.

In February 2001, Safenet paid the Company $4,000 in royalties on $80,000 in sales of the Company’s technology to a British government agency. In conjunction with these sales, the Company also received a $200,000 advance royalties on 2001 sales. This advance was recorded as deferred revenue, and no amortization occurred in 2001 as no sales occurred.

5. Convertible Debentures and Warrants

In 1996, the Company issued warrants to a law firm in exchange for legal services, which entitled the holders to acquire 80,000 shares of common stock at a price of $5 per share. The warrants immediately vested and expired in 2001. Management believed the fair value of these warrants on the date of the grant was nominal, and as such, no legal expense was recognized. In 1997, an amendment lowered the exercise price of these warrants to $3.33 per share of common stock. Legal expense of $133,600 was recognized due to the repricing of these warrants. Subsequent to the amendment, the warrants were canceled and new warrants were issued which entitled the holders to acquire 20,000 shares of common stock at $3.33 per share.

In April 1999, the Company issued $185,000 of unsecured, subordinated debentures that mature April 2002 at 12% annual interest. The Company may redeem the debentures at any time, provided that it gives at least thirty days prior written notice to the debenture holders, during which period the debenture holders may elect instead to convert the outstanding principal amount and accrued and unpaid interest into the Company's common stock at $2.00 per share, which is subject to adjustments for changes in capital stock, including dividends. In the event of an acquisition, merger or new public offering, the debentures will be converted at the option of the Company at $2.50 per share or greater. If notice of redemption has not occurred by the maturity date, the debentures may be converted at any time between the Company's notice of maturity (which will occur at least 30 days but not more than 60 days before the maturity date) and the business day immediately proceeding the maturity date. The debentures carried a three-year option, exercisable immediately, to buy 37,000 shares of the Company's common stock, or one option for every $5.00 of principal held, at an exercise price of $2.75 per share. The estimated value of these options, $43,870 was recorded as a debt discount and additional paid-in capital. The debt discount is amortized to debt discount expense over the term of the debentures at $3,654 per quarter.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

5. Convertible Debentures and Warrants (continued)

In September 1999, the Company issued $300,000 of unsecured convertible debentures to an institutional investor that matured September 2000 at 8% annual interest. The debenture was repaid in October 2000.

In connection with the issuance of the $300,000 debentures, the Company issued various detachable warrants to purchase shares of the Company's common stock, as follows:

Title of Warrant	Number of Shares	Purchase Price for Warrant Share	Vesting Period

WC-1	450,000	$0.30 to $5.00 (increasing sliding scale over 10 years)	1-10 years
WC-2	150,000	$0.01	Immediately
WC-3	200,000	$0.50	Immediately
WC-4	Variable up to $500,000 worth of common stock change	Fair market value (based on most recent financing by institutional investors or, if none within prior 12 months, as determined by third-party valuation expert)	Exercisable only if certain events occur, including a merger, sale of assets, of ownership, or qualified public offering of the Company

The warrants expire September 24, 2009. Each warrant is subject to full-ratchet anti-dilution protection. Furthermore, the holder may exercise each warrant and receive shares of common stock without the payment of any additional consideration to the Company based on the value of the warrant as determined in accordance with the formula set forth in each warrant. The Company has granted the holder certain demand and piggy-back registrationrights to register shares of the Company's common stock received upon conversion of the debentures or upon exercise of the warrants. The estimated value of these warrants, $228,000, has been recorded as a non-cash debt discount with an offset to additional paid-in capital and was amortized over the one year term of the debt.

On November 7, 2000, the holder exercised warrants to purchase 150,000 shares for $0.01 each.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

5. Convertible Debentures and Warrants (continued)

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

In 2000, the Company sold 282,901 shares of common stock for $113,160 to existing shareholders. The shareholders also received two-year warrants to purchase an additional 282,901 shares at $0.40 per share.

In 2001, the Company sold 257,556 shares of common stock for $103,022 to existing shareholders. The shareholders also received two-year warrants to purchase an additional 257,556 shares at $0.40 per share.

6. Notes Payable

In June 2000, the Company borrowed $50,000 for 48 months at an interest rate of 14%. The Company makes payments of approximately $1,366 per month in principal and interest. At December 31, 2001, the outstanding balance of the note was $34,373 of which $16,392 was classified as notes payable, current.

On October 24, 2000, the Company borrowed $50,000 from a local bank for 90 days while raising equity. The note carried an interest rate of 12% and was repaid with interest of $1,317 on January 11, 2001.

On September 4, 2001, the Company borrowed $60,000 from the Company’s Chief Executive Officer and the Chairman of the Board of Directors at an interest rate of prime plus 2%. The note was renewed March 26, 2002 and is due May 26, 2002.

During 2001, the Company contracted with a Board member to conduct corporate secretarial and legal services. A payable of $52,315 is outstanding at December 31, 2001 and is included in accounts payable and accrued liabilities.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

6. Notes Payable (continued)

During 2001, the Company contracted with an independent contractor to serve as the Company’s Chief Financial Officer. A payable of $51,888 is outstanding as of December 31, 2001 and is included in accounts payable and accrued expenses.

During 2001, the Company contracted with an independent contractor to serve as the Company’s Secretary. A payable of $52,315 is outstanding as of December 31, 2001 and is included in accounts payable and accrued expenses.

7. Related-Party Transactions

In September 1999, the Company contracted a former board member to conduct a marketing study for compensation of $5,000. A payable of $2,300 is outstanding at December 31, 2001 and is included in the accounts payable and accrued liabilities in the 2001 financial statements.

The Company borrowed up to $45,000 from a shareholder at various times during 1999, and repaid the entire amount during 1999, including interest which accrued between 7.5% and 12%. During 2000, two shareholders made loans to the Company for $15,000 and $35,000 which were repaid with interest at 11-12%. An interest free loan of $31,000 was made by a shareholder in October 2000 of which $3,022 is still outstanding as of December 31, 2001.

The Company received consulting services during 2001 and 2000 in the amount of $42,315 and $10,500, respectively, from an entity owned by certain of the Company's significant shareholders.

The Company's Chairman of the Board purchased an additional 7,556 shares of the Company's common stock in January of 2001 at $.40 per share, which was the fair market value. The Company’s Chief Executive Officer purchased an additional 62,500 shares of the Company’s common stock in January 2001 at $.40 per share, which was the fair market value.

8. Shareholders’ Equity (Deficit)

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

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

8. Shareholders’ Equity (Deficit) (continued)

by the board of directors from funds available therefore (provided, however, that no dividends may be paid on the common stock unless equivalent dividends are then declared and paid on the Series A Preferred Stock), and upon liquidation they are entitled to receive pro rata all assets of the Company available for distribution to such holders (subject to the rights of the holders of the Series A Preferred Stock).

Preferred Stock

The Company's Articles of Incorporation, as amended, provide for the issuance of Series A Preferred Stock; however, no shares of such stock are currently issued and outstanding.

During the period from inception to December 31, 1996, the Company issued 6,537,800 shares of common stock for noncash consideration, primarily comprised of services, to certain of its shareholders. Management estimated the fair value of these shares based on the initial per share cash contribution to form the Company, as there were no events which would indicate a change in this value prior to the Company receiving a Notice of Allowance for the patent on its identification technology in December 1996. Compensation expense recognized related to these stock issuances totaled $1,634.

In conjunction with the SafeNet license agreement, in 1997, the Company issued 121,000 shares of common stock for cash consideration of  $140,000, or approximately $1.16 per share. As additional non-monetary consideration for these shares, SafeNet had been performing certain research and development expenses on behalf of the Company for which the Company was not billed (see Note 10).

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

In 2001, the Company issued 136,589 shares of common stock in exchange for professional fees and interest payments. Professional fees and interest payments related to these issuances totaled $56,185 and $6,600, respectively.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

8. Shareholders’ Equity (Deficit) (continued)

Common Shares Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance as follows at December 31, 2001:

For conversion of convertible debentures	110,925
Outstanding warrants	1,239,901
Outstanding stock options	976,000
Possible future issuance under stock option plan	407,148

2,733,974

9. Stock Option Plan

During 1997, the Company's Board of Directors approved the granting of stock options to certain employees and non-employee members of the Board of Directors as compensation for their services as members of the Company's Board of Directors. Prior to 1997, the Company had not previously issued stock options to its employees or its directors.

In October 1999, the Company's Board of Directors approved the 1999 Stock Option Plan (the “Plan”). Under the Plan, options to purchase 1,383,148 shares of common stock may be granted to employees, directors, and eligible individuals, as determined by the Compensation Committee. The Plan is intended to create additional performance incentives for directors, officers, employees, consultants and advisors of the Company. The incentive stock options may be granted at an exercise price not less than the fair market value on the date of grant and shall vest over a period of two years.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

9. Stock Option Plan(continued)

The following table summarizes stock option activity for the years ended December 31, 1997, 1998, 1999, 2000 and 2001:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Exercise Price Range

Outstanding as of December 31, 1996	–	–	–	–
Granted	300,000	$ 1.00	$ 5.00	$ 1.00

Outstanding as of December 31, 1997	300,000	1.00	5.00	1.00
Granted	216,000	1.00	5.00	1.00

Outstanding as of December 31, 1998	516,000	1.00	5.00	1.00
Granted	300,000.50		.37	.32 - 1.38
Forfeited	50,000	1.00	5.00	1.00

Outstanding as of December 31, 1999	766,000.80		3.19	.32 - 1.38
Granted	170,000.40		.45	.40
Forfeited	50,000	1.00	1.00	1.00

Outstanding as of December 31, 2000	886,000.69		2.78	.32 - 1.38
Granted	90,000.11		.11	.11

Outstanding as of December 31, 2001	976,000	$ .64	$ 2.54	$ .32-1.38

Exercisable as of December 31, 2001	748,963

The weighted-average remaining contractual life of options outstanding as of December 31, 2001 and 2000 are 3.7 and 5.0 years, respectively.

All of the stock options granted during 1998 were immediately vested at the date of grant. Total expense recognized in 1998 for option grants totaled $933,425. Stock options granted in 1999 vest within two years. No expense was recognized during 1999, as all stock options granted are exercisable at the fair market value on the date of grant. Stock options granted in 2001 and 2000 vest over three years. No expense was recognized during 2001 and 2000, as all stock options granted are exercisable at the fair market value on the grant date. In accordance with the provisions of FAS 123, the Company accounted

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

9. Stock Option Plan(continued)

for stock-based compensation using a Black-Scholes option pricing model. If the Company had elected to recognize compensation cost based on the fair value of options at grant date as prescribed by FAS 123, the Company's net loss would have been as follows:

	2001	2000

Net loss reported	$ (487,354)	$ (906,644)
Net loss pro forma	$ (575,494)	$ (970,103)
Net loss per share reported	$ (.05)	$ (.11)
Net loss per share pro forma	$ (.06)	$ (.11)

To determine the impact of FAS 123, the fair value of these option grants were estimated on the date of grant using the Black-Scholes method based upon the following assumptions:

	2001	2000

Risk-free interest rate	5.0%	5.9%
Expected years until exercise	4.0	4.0
Expected stock volatility	203.0%	203.0%
Dividend yield	0.0%	0.0%

10. Patent License Agreement

On July 30, 1997, the Company and SafeNet, formerly Information Resources Engineering, entered into a patent license agreement (the “Patent License Agreement”), whereby, in exchange for consideration of $10,000 in cash and SafeNet's commitment to conduct  research and development programs to develop prototypes of products utilizing the Company's fingerprint identification technology, SafeNet was granted a license to use the Company's patented technology in the markets defined in the Patent License Agreement. In addition, the Company is entitled to receive royalties of 5% of the net selling price, as defined in the Patent License Agreement, of all products sold by SafeNet which use the Company's fingerprint identification technology. In February 2001, SafeNet paid the Company royalties of $4,000 on $80,000 in sales made to a British government agency that uses the Company’s technology. The Company also received $200,000 in prepaid royalties. As of December 31, 2001, the $200,000 balance remained unamortized and is recorded in deferred revenue.

In the event that the Company, with SafeNet's consent, sells licenses to other parties in SafeNet's markets, the Company will be required to pay SafeNet 50% of the gross royalty income it receives from these licenses.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

10. Patent License Agreement (continued)

Under the Patent License Agreement, the Company was granted the rights to license the technology developed by SafeNet in markets in which SafeNet was granted a license. The Company is not required to pay SafeNet any royalty from such licenses.

As part of the Patent License Agreement, the Company agreed to sell or cause its existing shareholders to sell to SafeNet 1,120,660 shares of the Company's common stock, which represented 13.7% of the outstanding common stock of the Company on a fully diluted basis on the effective date of the Patent License Agreement, for total consideration of $290,000 or $.26 per share. The Company issued 121,000 shares of common stock to SafeNet for cash consideration of $1.16 per share or $140,000 and the Company's existing shareholders sold to SafeNet 999,660 shares for consideration of $150,000.

If SafeNet had not commercially developed the licensed technology to a reasonable level by July 30, 2001, the Company had the right to terminate the Patent License Agreement for a payment of $10,000. If the Company elected to terminate the Patent License Agreement, SafeNet could have required the Company to repurchase all or part of the 1,120,660 shares of the Company's common stock purchased by SafeNet pursuant to the Patent License Agreement at a price of $.26 per share.

In the fourth quarter of 2000, SafeNet sublicensed the Patent License Agreement to Global Biometrics for $1.9 million. SafeNet retains its 11% stock ownership in the Company. In the first quarter of 2001, the Company received a $25,000 license transfer fee from SafeNet to sublicense in perpetuity the license to Global Biometrics.

As part of this sublicense, the right of Global Biometrics to require the Company to repurchase the 1,120,660 shares of its common stock was not transferred by contract. The Patent License Agreement was terminated July 30, 2001.

As discussed above, SafeNet has performed research and development services on behalf of the Company for which the Company is not required to reimburse the parties for the costs incurred in such research and development effort. These costs incurred on the Company's behalf are recorded by the Company as research and development expenses and as a capital contribution which is reflected as an increase in additional paid-in capital because the performance of these services represents a part of the purchase price of the shares of common stock sold to SafeNet by the Company (see Note 8). SafeNet has incurred $736,268 in costs in developing the licensed technology through December 31, 2001, which is reflected in research and development in the statement of operations.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

11. Licensing Agreements

In April 1998, the Company granted three separate exclusive licenses to three different licensees in the medical/pharmacy, telecommunications and private card/credit markets. In March 1999, the Company entered into a new agreement (the “Protek Agreement”) whereby these three exclusive licenses were canceled, and in which Protek will act as a marketing agent and will sell the Company's licenses to third parties. Upon the execution of the agreement, Protek received a credit totaling $2,625,000 for future purchases of the Company's licenses. In addition, for a 20 year period beginning on the date of the execution of the agreement, Protek is entitled to (1) a sales commission fee ranging between five and ten percent of the initial license fees and manufacturing surcharges and (2) a license fee percentage ranging between fifteen and fifty percent of all license fees, manufacturing surcharges and other revenues the Company receives through Protek's licensing agreement, less all sales commissions paid to Protek and to unaffiliated third parties, during the entire 20-year period.

In May 2000, the Company announced an agreement in principal to purchase Protek. In conjunction with the acquisition, the Company received a good faith deposit of $100,000. The transaction did not commence and was cancelled in August 2000. The Company returned the deposit to Protek in the form of a 120-day promissory note for $25,987 and 137,000 shares of the Company's common stock valued at $74,013. The promissory note had an interest rate of prime plus it with principal and interest due December 31, 2000. The note and all accrued interest was forgiven on December 31, 2000 and recorded as a credit to other income in the amounts of $25,987 of principal and $2,730 of accrued interest.

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

In October 2000, the Protek Agreement was terminated and replaced with three identical exclusive licenses plus two new exclusive licenses in the fields of casino, lottery gaming and mass transit. Each new license term is 20 years and carries a 7% royalty payment to the Company on all sales. Protek also received options to purchase four additional exclusive licenses in the fields of building access, driver licenses, passports/VISAs, and military/citizenship cards. The exclusive licenses granted to Protek in October 2000 for casino, lottery gaming and mass transit and options to purchase four additional exclusive licenses were transferred to Global Biometrics, Inc. during the first quarter of 2001 when Global Biometrics purchased the assets of Protek. These options expired June 30, 2001. The Company will attempt to sell those licenses to other interested parties, but makes no assurance that it will be able to

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

11. Licensing Agreements (continued)

do so. The $25,000 license transfer fee was paid by means of a $25,000 Protek debt forgiveness in the fourth quarter of 2000.

In the last quarter of 1998, the Company entered into an exclusive licensing agreement with Revolution Labs Inc. (“Revolution”) with a term expiring in January 2014 (the “Revolution Agreement”). Revolution and Protek entered into an agreement that provides whereby Protek acquired Revolution's rights under this license for FAA airports and employees. The license also includes an agreement for on-going royalty payments to the Company of 6% of Protek's gross product sales. The $500,000 license fee was paid as a debit to the $2,625,000 credit. With the issuance of FAA license and the two new licenses to Protek, the $2,625,000 credit has been paid in full and is no longer a contingent liability of the Company.

12. Income Taxes

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

Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000

NOL carryforwards	$ 668,936	$ 602,877
Deferred tax assets related to temporary differences as follows		63,313
Deferred revenue	171,653
Stock-based compensation	821,740	821,721
Depreciation and amortization	5,011	2,709
Tax credits	11,384	–

Total deferred tax assets	1,678,824	1,490,620
Valuation allowance	(1,678,824)	(1,490,620)
Net deferred tax assets	–	–
Deferred tax liabilities related to temporary differences	–	–

Net deferred taxes	$ –	$ –

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

12. Income Taxes (continued)

As of December 31, 2001, the Company had net operating loss carryforwards for tax purposes of approximately and $1,678,824. Such carryforwards will begin to expire in 2015. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. No benefit for the losses has been recognized in the accompanying financial statements, due to uncertainty of the Company's ability to generate taxable income in the future.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

	Years ended December 31,		Years ended December 31,
	2001	2000	2001	2000

Tax at U.S. statutory rate	$(161,431)	$ (287,684)	(34.00)%	(34.00)%
State taxes, net of federal benefit	(20,883)	(38,533)	(4.40)	(4.55)
Nondeductible items	5,523	90,015	1.16	10.64
Change in valuation allowance	176,791	–	37.23	–
Change in deferrals	–	236,201	–	27.92

	$ –	$ –	–	–

13. Selling, General and Administrative Expense

Following is an analysis of selling general and administrative expenses incurred by the Company for the years ended December 31, 2001 and 2000:

	2001	2000

Commission expense	$ 14,270	$ 24,250
Marketing expense	4,494	–
Salaries	184,461	182,415
Professional fees	236,391	58,176
Insurance	43,785	37,786
Other	72,920	70,721

	$ 556,321	$ 473,348

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

14. Teaming Agreement

On August 6, 2001, the Company entered into a teaming agreement with GRC International (“GRCI”), an AT&T subsidiary, to provide leading-edge biometrics technologies development, systems integration, and fielding. GRCI will be responsible for bidding and system integration of products deploying the Company’s technology.

15. Recent Developments

During 2001, the Company entered into a sixty-day standstill agreement for Global Biometrics to consider the acquisition of the Company. The $50,000 standstill fee was forfeited to the Company when the agreement expired without the consummation of a transaction on October 26, 2001. The standstill fee was recorded as other income.

16. Commitments and Contingencies

The Company leases its office facility under an operating lease, which is renewable on an annual basis. Rental expense for this lease in 2001 and 2000 was approximately $11,118 and $6,283, respectively.

The Company is the subject of a lawsuit. In the opinion of management, the ultimate outcome of any such matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company, but has inhibited the company’s ability to raise needed capital as disclosed below.

17.  Potential Litigation

On December 18, 2001, the Company and its Chief Executive Officer personally were served a complaint pursuant to which both the Company and its Chief Executive Officer were named as defendants in a lawsuit filed by five prospective investors in the Superior Court in Johnston County, North Carolina.  The complaint alleges that the prospective investors offered to purchase 6,250,000 shares of the Company’s Common Stock at a price of $0.08 per share on August 20, 2001, and that the Company accepted the offer from such prospective investors.  The Company’s Board of Directors met on August 23, 2001 and declined to accept the terms offered by the prospective investors.

Management believes that the suit has no merit.  However, the suit has had and continues to have a significant detrimental effect on the Company’s ability to raise additional capital.  Based on the Company’s current financial position, additional capital is necessary to continue operations, and if the Company is unable to raise additional capital, it may not be able to continue as a going concern.

ID Technologies Corporation

(A Development Stage Company)

Notes to Financial Statements (continued)

18.  Subsequent Events

As described in Note 5, the Company currently has outstanding $185,000 of unsecured, subordinated, convertible debentures that mature, along with accrued interest, in April 2002.  The Company has proposed to all debenture holders that they either convert the principal and interest into common stock at $0.26 per share or accept a one year extension to the life of the debenture and a reduction in the conversion price from $2.50 to $.50 per share.  If debenture holders reject the proposals and request settlement in cash, the Company does not currently possess sufficient cash to extinguish the debentures.  At this time, management cannot determine the outcome of these proposals.

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

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The following is a list of the names and ages of all directors and executive officers of the Company:

DIRECTOR OR
NAME                                      AGE                           POSITION                                              OFFICER SINCE

William F. Lane                           64                           Chairman and Treasurer                           March 1994

J. Phillips L. Johnston                62                           CEO, President                                          June 1997
                                                                                     and Director

Harold H. Reddick, Jr.                46                           Director                                                      December 1997

Robert E. Huffman                     46                            Director                                                      October 2000

Mark Seifert                                45                            Secretary and Director                            October 2000

            Mr. Lane served as Chairman, President, Treasurer and Chief Executive Officer of the Company from March 1994 to September 1999.  He currently serves as Chairman of the Board and Treasurer.  He is the Company's founder and has been active in various industries for over thirty-five years.  Mr. Lane has been president of three different trade associations and served the State of North Carolina as Assistant Secretary of Commerce for three years and as a Deputy Commissioner of Motor Vehicles for two years.  Mr.  Lane was the founder of four companies which he later sold to public companies.  Mr.  Lane is a graduate of North Carolina State University.  He is also a graduate of The National Association of Small Business Investment Companies Management School and the Governor's Executive Management Program.

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

            Mr. Huffman currently serves as a director.  He is a private investor and consultant to companies involved in the development of security technologies for computer/telecommunications networks.  He served as vice president of business development for SecureLogic Corporation.  He was a founder of WheelGroup Corporation which was sold to Cisco Systems in 1998.  In 1982 he was a special agent with the Air Force Office of Special Investigations where he ran fraud and counterintelligence investigations.  As the Special Assistant for Counterintelligence Computer Affairs in Washington, D.C., he developed the first computer counter intelligence program implementing programs to counter real-time attacks on government computer and network systems.  Mr. Huffman left the Air Force in 1992 and started Trident Data Systems where he developed the first Mission Target Analysis Program to support the Air Force information Warfare Center.  Mr. Huffman has degrees in Economics and Computer Science from the University of North Carolina Chapel Hill and Charlotte.

            Mr. Seifert has served the Company as Secretary since December 2001.  He is a practicing attorney specializing in positioning legislation.  He graduated from Duke University and received a J.D. from Boston University.

SIGNIFICANT EMPLOYEES OR CONTRACTORS

            Thomas H. Thebes is an independent contractor engaged as the Company’s controller.  Mr. Thebes has established a consulting firm that provides financial assistance to developing companies.  Prior to establishing a consulting firm, he served as controller to ITG Global from 1999 to 2001.  From 1998 to 1999, he served as Senior Manager for KPMG Peat Marwick, LLP for consulting on initial public offerings and start-up companies.  He served as Director of Finance and Administration for Exide Electronics from 1991 to 1998.  Mr. Thebes has an a Masters of Business Administration from the University of Toledo and a Bachelor of Science in Business from Miami University.

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

ITEM 10.  EXECUTIVE COMPENSATION.

            The following table sets forth certain information regarding the annual compensation for each of the last three years for the Company's Chief Executive officer during 2001 (the “named executive officer”).  No other executive officer of the Company earned more than $100,000 in salary and bonus during the fiscal year ended December 31, 2001:

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Name and Principal Position	Year ($)	Salary

J. Phillips L. Johnston	2001	$137,500
President and CEO*	2000	$150,000
	1999	$ 37,500
	1998	$ 0

            *Mr. Johnston is the current President and CEO of the Company.  The effective date of his appointment to such positions was September 1, 1999.  Mr. Johnston is currently serving as an officer of the Company pursuant to a written employment agreement.  Under this employment agreement, Mr. Johnston receives the following compensation: (a) annual salary of $150,000 subject to possible increases once the Company has raised additional capital; (b) incentive stock options to purchase 250,000 shares of the Company's common stock at a strike price of $.312 per share, to vest annually - over three years, subject to the terms and conditions of the Company's 1999 Incentive Stock Option Plan (as described below); (c) eligibility for additional stock options, salary increases and bonuses based on the attainment of mutually agreed upon annual milestones; (d) participation in employee benefit plans made available from time to time to the Company's executive officers; and (e) the arrangement is deemed to be at will so that either party may terminate the arrangement at any time for any reason.

            In addition, Mr. Johnston ceased taking salary in cash during December 2001 and accrued $12,500 in salary.  During 2002, the Company has entered Mr. Johnston’s accrued and unpaid salary as an payable accruing at $12,500 per month, plus monthly allowances in the amount of $609 for an automobile allowance and $907 for health insurance.

STOCK OPTION PLAN

            The Company's Board of Directors and shareholders approved the Company's 1999 Stock Option Plan (the “Plan”) in October 1999.  Prior to adoption of the Plan, the Company issued options (non-qualified) to purchase 516,000 shares of the Company's common stock to officers, directors and consultants of the Company.  The purchase price for shares pursuant to such non-qualified options is $1.00 per share.

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

16

            The Company granted certain Directors of the Company non-qualified options to purchase 170,000 shares of the Company's common stock during the 2000 fiscal year.  Each of the options have an exercise price of $0.40 per share and expire in October of 2005.  No options were granted to the named executive officer in the year 2001 or to any members of the Board of Directors in the year 2001.

            The following table reflects aggregate option exercises in the year 2000 by the named executive officer and fiscal year-end option values for options owned by the named executive officer as of December 31, 2000.

AGGREGATED OPTION EXERCISES IN

LAST FISCAL YEAR AND FY-END OPTION VALUES

	Number of Securities Underlying Unexercised Options At FY- End (#) Exercisable/ Name	Value Unexercised In-The-Money Options At FY- End ($) Exercisable/ Unexercisable	Unexercisable

J. Phillips L.	216,667/	$13,333
Johnson--CEO	83,333	$ 6.668

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

NAME AND ADDRESS OF BENEFICIAL OWNER OUTSTANDING (1)	AMOUNT AND NATURE OF SHARES	PERCENT OF CLASS BENEFICIALLY OWNED

William F. Lane (2)(3) 2506 W. Nash Street Suite C Wilson, NC 27896	2,534,661	24.65%

J. Phillips L. Johnston (3)(4) Venture Bldg. II NCSU Centennial Campus 920 Main Campus Drive Suite 400 Raleigh, NC 27606	363,500	3.53%

Ira A. Hunt, Jr. 7102 Capitol View Drive McLean, VA 22101	502,500	4.88%

Harold H. Reddick, Jr.(3) 1216 Hunting Ridge Rd. Raleigh, NC 27615	110,000	1.07%

Robert E. Huffman 13750 San Pedro, Suite 230 San Antonio, TX 78232	50,000	*

Mark Seifert 107 St. Bridges Court Cary, NC 27511	55,000	*

Information Resource Engineering, Inc. 8029 Corporate Drive Baltimore, MD 21236	1,120,660	10.90%

All Directors and Executive Officers as a Group (5persons)(1)	3,113,161	30.28%

* less than 1%

(1) Includes shares as to which such persons have the right to acquire beneficial ownership upon exercise of options which are exercisable within sixty (60) days hereof, as follows: Mr. Lane - 100,000; Mr. Hunt - 250,000; and Mr. Johnston - 133,000.

(2) Mr. Lane owns his shares as a joint tenant with his wife, Barbara D. Lane.

(3) Director of the Company

(4) Named Executive Officer of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Former Director Hunt loaned the Company $5,460 in the Summer of 1999, which loan was repaid in full in July 1999.

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

            Chief Executive Officer J. Phillips L. Johnston guaranteed a $50,000 bank loan which was repaid in October 2000 with 10% interest.  As of December 31, 2001, Mr. Johnston personally loaned $60,000 to the Company, which loan was guaranteed by William F. Lane.  This $60,000 loan matures May 26, 2002.

            Chief Executive Officer J. Phillips L. Johnston has advanced, on behalf of the Company, $10,000 towards payment of legal fees owed by the Company to its outside legal counsel and has also advanced $10,000 to his personal attorney for legal fees and expenses to defend, on behalf of the Company, the lawsuit recently filed by the Nash Group (and referenced in Item 3 above).

            The Company entered into a marketing agreement with its controller, Thomas H. Thebes dated April 15, 2002.  Under the terms of the Marketing Agreement, Mr. Thebes is to provide certain marketing services by and on behalf of the Company to a variety of corporations in order to obtain accounts and future business from such corporations.  In exchange for such marketing services, Mr. Thebes will receive five percent (5%) of the total consideration paid to the Company as a result of any such accounts or business marketed by Mr. Thebes to such corporations.

            The Company’s only consulting agreements are with two independent contractors, the Company’s Secretary, Mark Seifert, and the Company’s Controller, Thomas H. Thebes.  Both Mr. Seifert and Mr. Thebes were hired by the Company under their respective consulting agreements to provide a variety of legal, advisory, accounting and financial services to and on behalf of the Company.  Under the separate consulting agreements, Mr. Seifert and Mr. Thebes are both paid $4,546 per month (for approximately 65 hours per month at $70/hour).  Mr. Seifert’s currently bills the Company at a flat-rate under his consulting agreement, which flat rate applied during the entire year 2001.  Mr. Seifert’s consulting agreement was renewed by the Company in January 2002.  Mr. Thebes , who previously billed the Company at a rate of $70/hour in 2001, changed his billing rate to the same flat rate as Mr. Seifter in February 2002.  Either Mr. Seifter or Mr. Thebes may terminate their respective consulting agreements at any time upon 90 days prior written notice.  Because the Company has required the services of Mr. Seifter and Mr. Thebes but has had insufficient cash on hand to pay these consulting fees, the amounts owed are listed on the Company’s accounting ledger as accruing payables.  The Company hires other independent contractors and service provides (such as patent counsel, accounting firms, etc.) on an as-needed basis.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

            (A) EXHIBITS.

Exhibit No.	Description

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

4.4

Convertible Debenture, dated September 24, 1999, made by the Company in favor of Centennial Venture Partners, LLC, filed as Exhibit 3.05 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB (“CVP”).

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

4.11

Form of Warrant to Purchase Common Stock issued by  the Company to various investors in 2000, filed as Exhibit 4.11 to the Registrant's Form 10K-SB filed as of March 30, 2001, filed with the SEC, which is incorporated herein by reference to such Form 10K-SB..

10

License Agreement, dated October 1, 1999, between the Company and BrentScott Associates, LLC, filed as Exhibit 6.01 to the Registrant's Form-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

10.1

Patent License Agreement, dated July 30, 1997, between the Company and Information Resource Engineering, Inc., filed as Exhibit 6.02 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

10.2

License Agreement, dated October 31, 1999, between the Company and Revolution Labs, Inc. (“Revolution”), together with the agreement among the Company, Revolution and Protective Technologies, Inc. (“Protek”) regarding the potential purchase by Protek of Revolution's fields of license, filed as Exhibit 6.03 to the Registrant's Form 10-SB filed as of November 30, 1999, filed with the SEC, which is incorporated herein by reference to such Form 10-SB.

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

10.10

License Agreement between the Company and Protective Technology, Inc. dated October 24, 2000, filed as Exhibit 10.10 to the Registrant's Form 10K-SB filed as of March 30, 2001, filed with the SEC, which is incorporated herein by reference to such Form 10K-SB.

10.11

Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc., filed as Exhibit 10.10 to the Registrant's Form 10K-SB filed as of March 30, 2001, filed with the SEC, which is incorporated herein by reference to such Form 10K-SB.

10.12

Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc., filed as Exhibit 10.10 to the Registrant's Form 10K-SB filed as of March 30, 2001, filed with the SEC, which is incorporated herein by reference to such Form 10K-SB.

10.13

Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc., filed as Exhibit 10.10 to the Registrant's Form 10K-SB filed as of March 30, 2001, filed with the SEC, which is incorporated herein by reference to such Form 10K-SB.

10.14

Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc., filed as Exhibit 10.10 to the Registrant's Form 10K-SB filed as of March 30, 2001, filed with the SEC, which is incorporated herein by reference to such Form 10K-SB.

10.15

Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc., filed as Exhibit 10.10 to the Registrant's Form 10K-SB filed as of March 30, 2001, filed with the SEC, which is incorporated herein by reference to such Form 10K-SB.

10.16

Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc., filed as Exhibit 10.10 to the Registrant's Form 10K-SB filed as of March 30, 2001, filed with the SEC, which is incorporated herein by reference to such Form 10K-SB.

            (B) REPORTS ON FORM 8-K.

            None.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 15, 2002	ID TECHNOLOGIES, INC. BY /S/ J. Phillips L. Johnston J. Phillips L. Johnston, President and CEO

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/S/ J. Phillips L. Johnston J. Phillips L. Johnston	President and Director (Principal Executive Officer)	April 15, 2002
/S/ William F. Lane William F. Lane	Chairman, Director and Treasurer (Principal Financial and Accounting Officer)	April 15, 2002
/S/ Harold H. Reddick, Jr. Harold H. Reddick	Director	April 15, 2002
/S/ Robert E. Huffman Robert E. Huffman		April 15, 2002