Form 10QSB
period 2002-03-03
ID TECHNOLOGIES CORP
filed 2002-05-15
CIK 1096279

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) under the Securities Exchange Act of 1934.

         For the quarterly period ended      March 31, 2002
                                        ------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 10,280,565 shares of common stock outstanding as of March 15, 2002.

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                               ID Technologies Corporation
                              (A Development Stage Company)
                                 Condensed Balance Sheet

                                                       March 31, 2002      December 31, 2001
                                                         (Unaudited)            (Audited)
                                                         -----------          -----------
Assets

Current assets:
   Cash                                                  $    12,902           $    44,709
                                                         -----------           -----------
       Total current assets                              $    12,902           $    44,709

   Equipment, net                                        $       689           $       802
   Patents, net                                          $    20,488           $    21,999
                                                         -----------           -----------
        Total assets                                     $    34,079           $    67,510
                                                         ===========           ===========

Liabilities and shareholders' deficit
Current liabilities:
    Accounts payable and accrued liabilities             $   334,521           $   221,247
    Notes payable to shareholder                         $     3,022           $     3,022
    Notes payable, current                               $   104,569           $    72,307
    Short-term convertible debt, net of discount         $   183,720           $   180,066
                                                         -----------           -----------
          Total current liabilities                      $   625,831           $   476,642
   Long term notes payable                               $    19,511           $    22,066
   Deferred revenue                                      $   364,444           $   367,276
Shareholders' deficit:
   Common stock                                          $   282,953           $   282,953
   Additional paid in capital                            $ 4,395,624           $ 4,395,624
   Deficit accumulated during development stage          $(5,654,285)          $(5,477,051)
                                                         -----------           -----------
       Total shareholders' deficit                       $  (975,708)          $  (798,474)
                                                         -----------           -----------
Total liabilities and shareholders' deficit              $    34,079           $    67,510
                                                         ===========           ===========



                                      ID Technologies Corporation
                                     (A Development Stage Company)
            Condensed Statement of Operations for the three months ended March 31, 2002 and
             2001 and for the period from inception (March 16, 1994) through March 31, 2002


                                          3 months ended      3 months ended     Inception 3/16/94
                                          Mar. 31, 2002       Mar. 31, 2001        through 3/31/02
                                           (Unaudited)         (Unaudited)           (Unaudited)
                                          ------------         ------------         ------------
License revenue                           $      2,832         $     28,446         $    134,618
Royalty revenue                           $       --           $      4,000         $      4,000
                                          ------------         ------------         ------------
        Total revenues                    $      2,832         $     32,446         $    138,618
Research & development                    $       --           $       --           $    736,268
Selling, general and
      administrative expenses             $    162,981         $    142,583         $  4,612,824
                                          ------------         ------------         ------------
         Loss from operations             $   (160,149)        $   (110,137)        $ (5,210,474)
Other income and expense:
  Interest income - contractual           $       --           $       --           $      4,659
  Gain on disposal of asset               $       --           $       --           $        353
  Forgiveness of debt                     $       --           $       --           $     49,474
  Standstill                              $       --           $       --           $       --
  Amortization of debt discount on        $     (3,654)        $     (3,654)        $   (301,790)
        convertible debentures
  Interest expense                        $    (13,430)        $     (7,263)        $   (120,507)
  Other income                            $       --           $       --           $     50,000
  Debt conversion expense                 $       --           $       --           $   (126,000)
                                          ------------         ------------         ------------
Net loss                                  $   (177,234)        $   (121,054)        $ (5,654,285)

Basic and diluted loss
   per common share                       $      (0.02)        $      (0.01)

Weighted average number                     10,078,450            9,711,085
      of common shares



                                                ID Technologies Corporation
                                               (A Development Stage Company)

                                        Statements of Shareholders' Equity (Deficit)

                              Period from inception (March 16, 1994) through March 31, 2002

                                                                                                  DEFICIT
                                                                                  ADDITIONAL    ACCUMULATED
                                                                                   PAID-IN        DURING
                                                      SHARES         AMOUNT        CAPITAL      DEVELOPMENT          TOTAL
                                                    ----------     ----------     ----------     ----------       ----------


Balance at March 16, 1994                                 --             --             --             --               --
Issuance of common shares for cash and
   noncash consideration                             1,595,200            366             33           --                399

Net loss                                                  --             --             --             (123)            (123)
                                                    ----------     ----------     ----------     ----------       ----------
Balance at December 31, 1994                         1,595,200            366             33           (123)             276
Issuance of common shares for cash and
   noncash consideration                               404,800           --              101           --                101

Net loss                                                  --             --             --           (2,263)          (2,263)
                                                    ----------     ----------     ----------     ----------       ----------
Balance at December 31, 1995                         2,000,000            366            134         (2,386)          (1,886)
Issuance of common shares for cash and
   noncash consideration                             6,000,000           --            1,500           --              1,500

Net loss                                                  --             --             --          (29,889)         (29,889)
                                                    ----------     ----------     ----------     ----------       ----------
Balance at December 31, 1996                         8,000,000            366          1,634        (32,275)         (30,275)
Issuance of common shares for cash net of
   issuance costs                                      153,333        282,587           --             --            282,587
Capital contribution in form of research
   and development services                               --             --          201,405           --            201,405
Stock-based compensation                                  --             --        1,333,600           --          1,333,600
Net loss                                                  --             --             --       (1,684,313)       (1,684,313)
                                                    ----------     ----------     ----------     ----------       ----------
Balance at December 31, 1997                         8,153,333        282,953      1,536,639     (1,716,588)         103,004
Issuance of common shares for noncash
   consideration                                        22,500           --           45,000           --             45,000
Capital contribution in form of research
   and development services                               --             --          192,319           --            192,319
Stock-based compensation                                  --             --          933,425           --            933,425
Net loss                                                  --             --             --       (1,426,725)      (1,426,725)
                                                    ----------     ----------     ----------     ----------       ----------
Balance at December 31, 1998                         8,175,833        282,953      2,707,383     (3,143,313)        (152,977)
Issuance of warrants in connection with
   issuance of convertible debt                           --             --          271,870           --            271,870
Capital contribution in form of research
   and development services                               --             --          269,441           --            269,441
Issuance of common shares for noncash
   consideration                                       101,750           --          142,165           --            142,165
Net loss                                                  --             --             --         (939,741)        (939,741)
                                                    ----------     ----------     ----------     ----------       ----------
Balance at December 31, 1999                         8,277,583        282,953      3,390,859     (4,083,054)        (409,242)

Conversion of convertible debt to equity               250,000           --          100,000           --            100,000
Issuance of beneficial conversion features in
   connection with issuance of convertible debt           --             --           31,200           --             31,200
Debt conversion expense                                   --             --          126,000           --            126,000
Capital contribution in form of research and
   development services                                   --             --           72,600           --             72,600
Issuance of common shares for noncash
   consideration                                       211,759           --          116,148           --            116,148
Issuance of common shares for cash                     944,963           --          399,610           --            399,610
Net loss                                                  --             --             --         (906,644)        (906,644)
                                                    ----------     ----------     ----------     ----------       ----------
Balance at December 31, 2000                         9,684,305        282,953      4,236,417     (4,989,697)        (470,327)

Issuance of common shares for noncash
   consideration                                       136,589           --           56,185           --             56,185
Issuance of common shares for cash                     257,556           --          103,023           --            103,023
Net loss                                                  --             --             --         (487,354)        (487,354)
                                                    ----------     ----------     ----------     ----------       ----------
Balance at December 31, 2001                        10,078,450        282,953      4,395,624     (5,477,051)        (798,474)

Net loss                                                  --             --             --         (177,234)        (177,234)
                                                    ----------     ----------     ----------     ----------       ----------
Balance at December 31, 2002                        10,078,450        282,953      4,395,624     (5,654,285)        (975,707)
                                                    ==========     ==========     ==========     ==========         ========



                                           ID Technologies Corporation
                                          (A Development Stage Company)
                                        Condensed Statement of Cash Flows
                   for the three months ended March 31, 2002 and 2001 and for the period from inception (March 16, 1994) through March 31, 2002

                                                        3 months ending    3 months ending     Inception 3/16/94
                                                          Mar. 31, 2002      Mar. 31, 2001      through 3/31/02
                                                         --------------     --------------       -------------
                                                           (Unaudited)        (Unaudited)         (Unaudited)
Cash flows from operating activities:
Net loss                                                  $  (177,234)        $  (121,054)        $(5,654,286)
Adjustments to reconcile net loss to net cash
  used in operation activities:
    Depreciation                                          $       113         $       121         $     2,630
    Amortization                                          $     1,511         $     1,221         $    21,815
        Gain on disposal of equipment                     $      --           $      --           $      (353)
    Stock based compensation                              $      --           $      --           $ 2,267,025
    Non-cash marketing expenses                           $      --           $      --           $    49,165
    Non-cash research and development expenses            $      --           $      --           $   737,394
    Non-cash professional fees                            $      --           $    32,497         $   299,532
    Non-cash interest payments                            $      --           $      --           $    13,530
    Debt forgiveness                                      $      --           $      --           $   (28,717)
    Non-cash debt conversion expense                      $      --           $      --           $   126,000
    Amoritization of discount on convertible debentures   $     3,654         $     3,654         $      --
    Change in operating assets and liabilities:
          Prepaid expenses                                $      --           $    (3,580)        $      (342)
          Accounts payable and accrued liabilities        $   113,274         $    (7,337)        $   334,520
          Deferred revenue                                $    (2,832)        $   196,554         $   370,108
                                                          -----------         -----------         -----------

Net cash used in operating activities                     $   (61,514)        $   123,901         $(1,167,496)

Cash flows from investing activities:
   Patent costs                                           $      --           $    (8,100)        $   (42,303)
   Purchase of equipment                                  $      --           $      --           $    (3,980)
   Disposal of equipment                                  $      --           $      --           $     1,014
                                                          -----------         -----------         -----------
Net cash used in investing activities                     $      --           $    (8,100)        $   (45,269)

Cash flow from financing activities:
    Proceeds from issuance of notes payable               $    29,707         $      --           $   473,457
    Payment of notes payable                              $      --           $   (72,335)        $  (246,354)
 Proceeds from issuance of convertible debt               $      --           $      --           $   665,000
    Payment on convertible debt                           $      --           $      --           $  (380,000)
    Proceeds from sale of common shares                   $      --           $   103,023         $   428,619
    Proceeds from issuance of common shares, net          $      --           $      --           $   282,958
                                                          -----------         -----------         -----------
Net cash provided by financing activities                 $    29,707         $    30,688         $ 1,223,680
Increase in cash                                          $   (31,807)        $   146,489         $    12,560

Cash, beginning of period                                 $    44,709         $    49,311         $      --
Cash, end of period                                       $    12,902         $   195,800         $    12,560


                          ID Technologies Corporation
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 March 31, 2002
                                  (Unaudited)

1.  Management's Opinion

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2. Licenses

Global Biometrics Corporation owned options to purchase four exclusive licenses. The options expired unexercised on June 30, 2001.

3. Revenue

License revenue is the amortization of the Bob Barker Company license valued at $89,062 and the Global Biometrics Inc. licenses transferred from Protek for $75,000 for the first quarter ending March 31, 2001. The license fees are being amortized at rates of $1,895 and $937 per quarter respectively in each of the first quarters ending March 31, 2001 and March 31, 2002.

4. Accounts Payable

Payables for professional services totaling $27,757 were settled in full with payments totaling $7,000 with no additional consideration in the first quarter ending March 31, 2001. The difference of $20,757 was recorded as cancellation of debt. Accounts payable and accrued liabilities of $334,521 as of March 31, 2002 include $129,222 accruals for consulting due independent contractors who serve as the Company's Controller and Corporate Secretary.

5. Convertible Debt

The annual interest payments on private convertible debentures were paid in full on June 30, 2001 with $3,600 paid in cash and $6,600 paid in stock at the election of the debt holder. Those paid in stock were granted stock at the average ask price during the month of June 2001. The holders of $100,000 private debentures elected to defer the annual interest payment of $12,000 until December 15, 2001. The debt holder will be paid the $12,000 plus 12% interest on the $12,000 and may elect a stock payout in lieu of cash for the original $12,000 interest payment. The stock price would be the average ask price for the month of June 2001. The Company currently has outstanding $185,000 of unsecured, subordinated, convertible debentures that mature at various times, along with accrued interest at 12%, beginning in April 2002 through June 2002. As of May 15, 2002, $165,000 is matured and due but unpaid. The Company has proposed to all debenture holders that they either convert the principal and interest into common stock at $0.26 per share or accept a one year extension to the life of the debenture and a reduction in the conversion price from $2.50 to $0.50 per share. If debenture holders reject the proposals and request settlement in cash, the Company does not currently possess sufficient cash to extinguish the debentures. At this time, management cannot determine the outcome of these proposals.

6. Notes Payable.

In June 2000, the Company borrowed $50,000 for 48 months at an interest rate of 14%. The Company makes payments of approximately $1,366 per month in principal and interest. At March 31, 2002, the outstanding balance of the note was $36,928.

On October 24, 2000, the Company borrowed $50,000 from a local bank for 90 days while raising equity. The note carried an interest rate of 12% and was repaid with interest of $1,317 on January 11, 2001.

On September 4, 2001, the Company borrowed $60,000 from RBC Centura, which was personally guaranteed by the Company's Chief Executive Officer and the Chairman of the Board of Directors, at an interest rate of prime plus 2%. The note was renewed on March 26, 2002 and is due May 26, 2002.

7.  Litigation

On December 18, 2001, the Company and its Chief Executive Officer personally were served a complaint pursuant to which both the Company and its Chief Executive Officer were named as defendants in a lawsuit filed by five prospective investors in the Superior Court in Johnston County, North Carolina. The complaint alleges that the prospective investors offered to purchase 6,250,000 shares of the Company's Common Stock at a price of $0.08 per share on August 20, 2001, and that the Company accepted the offer from such prospective investors. The Company's Board of Directors met on August 23, 2001 and declined to accept the terms offered by the prospective investors. Management believes that the complaint has no merit. However, the pending litigation has had and continues to have a significant detrimental effect on the Company's ability to raise additional capital. Based on the Company's current financial position, additional capital is necessary to continue operations.

A lawsuit previously filed against the Company in the United States Court for the Eastern District of North Carolina by Fingerprint Cards AB (FPC) of Goteberg, Sweden, was recently dismissed in February 2002.

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

Presently, the Company has initial licenses in place with SafeNet, Global Biometrics, Power^Up, Bob Barker Company and BrentScott, which are expected to yield $400,000 in additional license fees when card production begins. Production is currently expected to begin in late 2002. The licenses to Bob Barker Company, SafeNet and Global Biometrics are paid in full. The options Global Biometrics had for four additional licenses expired unexercised on June 30, 2001. The Company will attempt to sell those licenses to other interested parties, but makes no assurances that it will be able to do so.

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

The Company's biometric fingerprint card is essentially a stand-alone computer on a card protected by the Lane Foundation patent: United States Patent Number 5,623,552 issued on April 22, 1997 with an enforceable life until August 15, 2015. Other biometric patents were filed in February and December 2001.

The Company has been a development stage company with nominal revenues since its inception. Losses were $1,684,313 in 1997, $1,426,725 in 1998, $939,741 in 1999,
$906,644 in 2000, $487,354 in 2001, and $177,234 in the first three months of
2002.

As of March 31, 2002, the Company had approximately $1,708 in cash. Currently, the Company has a cash burn rate of approximately $5,000 per month. This burn rate reduction resulted from all salaries being accrued rather than paid in cash beginning on November 30, 2001.

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

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001:

         License revenue for the first quarter of 2002 was $2,832 as compared to $28,446 for the same period of 2001. The license revenue is comprised of amortization of the Bob Barker and Global Biometrics' licenses. The license revenue for first quarter 2001 was comprised of a $25,000 license transfer fee from SafeNet to sublicensee in perpetuity Global Biometrics Corporation and $3,445 in the amortization of the Bob Barker and Global Biometrics' licenses.
No new license agreements were sold during this first quarter. Royalty revenue for the three months ended March 31, 2002 was $0 as compared to $4,000 for the same period of 2001. The royalty payments recorded during the first quarter 2001 were for SafeNet sales to a British government agency that uses the Company's technology. Royalty payments are predicated on the sale price of the cards to end-users by licensees.

         The research and development expenses are a non-cash entry in prior years, which mirrowed exactly SafeNet's research and development cash expenses for the development of the biometric fingerprint card. SafeNet did not incur any research and development costs in the three months ended March 31, 2002.

         The development of the card is now being done by Global Biometrics, which purchased the development rights from SafeNet in November 2000 for $1,400,000. Other card engineering firms are also developing a fingerprint card. Accordingly, there is no longer an accounting requirement to mirror the biometric suppliers' research and development cost.

         Selling, general, and administrative expenses during the three months ended March 31, 2002 were $162,981, up approximately 14.3% from the $142,583 of such expenses in the prior year period. The variance is primarily due to increases in professional fees.

         Interest expense was $13,430 in the first three months of 2002, up from $7,263 in the first three months of 2001. The interest is 12% on $185,000 convertible debentures issued in April through June of 1999 and 14% on a $60,000 note payable issued in the last quarter 2001 and due May 26, 2002.

         The Company's net operating loss for the three months ended March 31, 2002 was $160,149, up 45% from the net operating loss of $110,137 for the three months ended March 31, 2001.

Recent Developments

IDTEK borrowed $60,000 at 12% interest from RBC Centura, which was personally guaranteed by J. Phillips L. Johnston, the Chief Executive Officer and William
F. Lane, Chairman, and which amounts are due on May 27, 2002.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         On December 18, 2001, the Company and its Chief Executive Officer personally were served a complaint pursuant to which both the Company and its Chief Executive Officer were named as defendants in a lawsuit filed by five prospective investors in the Superior Court in Johnston County, North Carolina. The complaint alleges that the prospective investors offered to purchase 6,250,000 shares of the Company's Common Stock at a price of $0.08 per share on August 20, 2001, and that the Company accepted the offer from such prospective investors. The Company's Board of Directors met on August 23, 2001 and declined to accept the terms offered by the prospective investors. Management believes that the complaint has no merit. However, the pending litigation has had and continues to have a significant detrimental effect on the Company's ability to raise additional capital. Based on the Company's current financial position, additional capital is necessary to continue operations.

         A lawsuit previously filed against the Company in the United States Court for the Eastern District of North Carolina by Fingerprint Cards AB (FPC) of Goteberg, Sweden, was recently dismissed in February 2002.

         The Company is not involved in any other material pending legal proceeding adverse to the Company.

Item 2. Changes in Securities and Use of Proceeds.

         No securities were issued by the Company during the three month period ended March 31, 2002.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the three months ended March 31, 2002.

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

  10.17 Amended and Restated License Agreement dated February, 2001 between the Company and Protective Technologies, Inc., filed as Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended March 31, 2001, which is incorporated herein by reference to such Form 10-QSB.


(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ID TECHNOLOGIES CORPORATION


                                  BY     /S/ J. Phillips L. Johnston
                                      ------------------------------------------
DATE:    March 14, 2002                J. Phillips L. Johnston,
                                       President and CEO


                                      /S/ William F. Lane
                                      ------------------------------------------
DATE:    March 14, 2002                 William F. Lane, Chairman and Treasurer
                                      (Principal Financial Officer)