Form 10QSB
period 2002-06-30
ID TECHNOLOGIES CORP
filed 2002-08-14
CIK 1096279

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) under the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002
                                                           -------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act.
         For the transition period from           to
                                        ---------    ----------

                        Commission file number 000-28301
                                               ---------

                           ID TECHNOLOGIES CORPORATION
                         ------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


North Carolina                                               56-1866233
-----------------------------                         -----------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

                          2506 W. Nash Street, Suite C
                          Wilson, North Carolina 27896
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (252) 206-1089
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                             NCSU Centennial Campus
                        920 Main Campus Drive, Suite 400
                                Raleigh, NC 27606
                         -------------------------------
                        (Former Name, Former Address and
                Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
   ---------------   ---------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 10,180,565 shares of common stock outstanding as of June 30, 2002.

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

SIGNATURES


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements. Any statements contained in this Form 10-QSB that are not statements of historical fact are intended to be and are hereby identified as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. ID Technologies Corporation, a North Carolina corporation (the "Company" or "IDTEK") cautions readers that forward looking statements involve known and unknown risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are other than statements of historical facts.

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

                          PART I FINANCIAL INFORMATION

Item 1.     Financial Statements.

                           ID Technologies Corporation
                          (A Development Stage Company)
                             Condensed Balance Sheet


                                                June 30, 2002  December 31, 2001
                                                 (Unaudited)       (Audited)
                                                  -----------     -----------
Assets

Current assets:
   Cash and cash equivalents                      $         0     $    44,367
   Prepaid expenses                               $         0     $       342
                                                  -----------     -----------
       Total current assets                       $         0     $    44,709
   Equipment, net                                 $       575     $       802
   Patents, net                                   $    18,977     $    21,999
                                                  -----------     -----------
        Total assets                              $    19,552     $    67,510
                                                  ===========     ===========

Liabilities and shareholders' deficit

Current liabilities:

    Accounts payable and accrued liabilities      $   525,166     $   221,247
    Notes payable to shareholder                  $     3,022     $     3,022
    Notes payable, current                        $    95,242     $    72,307
    Short-term convertible debt,
     net of discount                              $   185,000     $   180,066
                                                  -----------     -----------
          Total current liabilities               $   808,430     $   476,642

   Long term notes payable                        $         0     $    22,066
   Deferred revenue                               $   361,612     $   367,276

Shareholders' deficit:
   Common stock                                   $   282,953     $   282,953
   Additional paid in capital                     $ 4,422,175     $ 4,395,624
   Deficit accumulated during
    development stage                             $(5,855,618)    $(5,477,051)
                                                  -----------     -----------
       Total shareholders' deficit                $(1,150,490)    $  (798,474)
                                                  -----------     -----------
Total liabilities and shareholders' deficit       $    19,552     $    67,510
                                                  ===========     ===========

                           ID Technologies Corporation
                          (A Development Stage Company)
                        Condensed Statement of Operations

                                    Six months ended     Six months ended    Inception 3/16/94
                                     June 30, 2002        June 30, 2001          through
                                                                              June 30, 2002

                                        (Unaudited)       (Unaudited)          (Unaudited)
                                       ------------       ----------           -----------
License revenue                        $     5,664        $    31,278          $   137,450
Royalty revenue                        $         0        $     4,000          $     4,000
                                       -----------        -----------          -----------
        Total revenues                 $     5,664        $    35,278          $   141,450
Research & development                 $      --          $       --           $   736,268
Selling, general and
      administrative expenses          $   344,239        $   246,925          $ 4,769,367
                                       -----------        -----------          -----------
         Loss from operations          $  (338,575)       $  (211,647)         $(5,364,185)
Other income and expense:
  Interest income - contractual        $      --          $     1,246          $     4,459
  Gain on disposal of asset            $      --          $      --            $       353
  Forgiveness of debt                  $      --          $    20,757          $    49,474
  Amortization of debt discount on     $    (7,308)       $    (7,308)         $  (305,444)
        convertible debentures
  Interest expense                     $   (32,683)       $   (14,305)         $   (81,802)
  Debt conversion expense              $      --          $      --            $  (126,000)
                                       -----------        -----------          -----------
Net loss                               $  (378,566)       $  (211,257)         $(5,822,946)

Basic and diluted loss
   per common share                    $     (0.04)       $     (0.02)

Weighted average number                  10,079,507          9,927,620
   of common shares

                                      3 months ended    3 months ended
                                      June 30, 2002     June 30, 2001
                                        (Unaudited)       (Unaudited)
                                       ------------       ----------
License revenue                        $      2,832      $      2,832
                                       ------------      ------------
        Total revenues                 $      2,832      $      2,832
Selling, general and
      administrative expenses          $    181,257      $    104,342
                                       ------------      ------------
         Loss from operations          $   (178,425)     $   (101,510)
Other income and expense:
  Interest income - contractual        $      --         $      1,246
  Forgiveness of debt                  $      --         $     20,757
  Amortization of debt discount on     $     (3,654)     $     (3,654)
        convertible debentures
  Interest expense                     $    (19,253)     $     (7,041)
                                       ------------      ------------
Net loss                               $   (201,332)     $    (90,203)

Basic and diluted loss
   per common share                    $      (0.02)     $      (0.01)

Weighted average number                   10,080,565         10,007,360
      of common shares

                           ID Technologies Corporation
                          A Development Stage Company)
                       Statements of Shareholders' Equity
                   (Deficit) Period from inception (March 16,
                           1994) through June 30, 2002

                                                                     DEFICIT
                                                       ADDITIONAL  ACCUMULATED
                                                        PAID-IN      DURING
                              SHARES      AMOUNT        CAPITAL    DEVELOPMENT     TOTAL
                            ----------   ----------   ----------   ----------    ----------
Balance at March 16, 1994         --           --           --           --            --
Issuance of common shares
 for cash and noncash

consideration               1,595,200          366           33         --             399

Net loss                          --           --           --           (123)         (123)
                            ----------   ----------   ----------   ----------    ----------
Balance at
 December 31, 1994           1,595,200          366           33         (123)          276
Issuance of common shares
 for cash and noncash
 consideration                 404,800         --            101         --             101

Net loss                          --           --           --         (2,263)       (2,263)

                            ----------   ----------   ----------   ----------    ----------
Balance at
 December 31, 1995           2,000,000          366          134       (2,386)       (1,886)

Issuance of common shares
 for cash and noncash
 consideration               6,000,000         --          1,500         --           1,500

Net loss                          --           --           --        (29,889)      (26,889)

                            ----------   ----------   ----------   ----------    ----------
Balance at
 December 31, 1996           8,000,000          366        1,634      (32,275)      (30,275)

Issuance of common shares
 for cash net of
 Issuance costs                153,333      282,587         --           --         282,587

Capital contribution in
 form of research and
 development services             --           --        201,405         --         201,405

Stock-based compensation          --           --      1,333,600         --       1,333,600

Net loss                          --           --           --     (1,684,313)   (1,684,313)

                            ----------   ----------   ----------   ----------    ----------
Balance at
 December 31, 1997           8,153,333      282,953    1,536,639   (1,716,588)      103,004

Issuance of common shares
 for noncash
 consideration                  22,500         --         45,000         --          45,000

Capital contribution in
 form of research and
 development services             --           --        192,319         --         192,319

Stock-based compensation          --           --        933,425         --         933,425

Net loss                          --           --           --     (1,426,725)   (1,426,725)
                            ----------   ----------   ----------   ----------    ----------
Balance at
December 31, 1998            8,175,833      282,953    2,707,383   (3,143,313)     (152,977)

Issuance of warrants in
 connection with issuance
 of convertible debt              --           --        271,870         --         271,870

Capital contribution in
 form of research and
 development services             --           --        269,441         --         269,441

Issuance of common shares
 for noncash
 consideration                 101,750         --        142,165         --         142,165

Net loss                          --           --           --       (939,741)     (939,741)

                            ----------   ----------   ----------   ----------    ----------
Balance at
 December 31, 1999           8,277,583      282,953    3,390,859   (4,083,054)     (409,242)

Conversion of convertible
 debt to equity                250,000         --        100,000         --         100,000

Issuance of beneficial
 conversion features in
 connection with issuance
 of convertible debt              --           --         31,200         --          31,200

Debt conversion expense           --           --        126,000         --         126,000

Capital contribution in
 form of research and
 development services             --           --         72,600         --          72,600

Issuance of common shares
 for noncash
 consideration                 211,759         --        116,148         --         116,148

Issuance of common shares
 for cash                      944,963         --        399,610         --         399,610

Net loss                          --           --           --       (906,644)     (906,644)

                            ----------   ----------   ----------   ----------    ----------
Balance at
 December 31, 2000           9,684,305      282,953    4,236,417   (4,989,697)     (470,327)

Issuance of common shares
 for noncash
 consideration                 136,589         --         56,185         --          56,185

Issuance of common shares
for cash                       257,556         --        103,022         --         103,022

Net loss                          --           --           --       (487,354)     (487,354)

                            ----------   ----------   ----------   ----------    ----------
Balance at
 December 31, 2001          10,078,450      282,953    4,395,624   (5,477,051)     (798,474)

Issuance of common shares
 for noncash
 consideration                 102,115         --         26,550         --          26,550

Net loss                          --           --           --       (378,566)     (378,566)

                            ----------   ----------   ----------   ----------    ----------
Balance at
 June 30, 2002              10,180,565      282,953    4,422,174   (5,855,617)   (1,150,490)

                                    ID Technologies Corporation
                                   (A Development Stage Company)
                                 Condensed Statement of Cash Flows

                                               6 months ending  6 months ending  Inception3/16/94
                                                 June 30, 2002   June 30, 2001   through 6/30/02
                                                 --------------  --------------   ---------------
                                                    (Unaudited)    (Unaudited)     (Unaudited)
Cash flows from operating activities:
Net loss                                          $  (378,566)   $  (211,257)      $(5,855,617)
Adjustments to reconcile net loss
 to net cash used in operation activities:
Depreciation                                      $       226    $       225       $     2,743
    Amortization                                  $     3,022    $     2,732       $    23,326
    Deferred revenue                              $    (5,664)   $   193,722       $   372,940
    Gain on disposal of equipment                 $      --      $      --         $      (353)
    Stock based compensation                      $      --      $      --         $ 2,267,025
    Non-cash marketing expenses                   $      --      $      --         $    49,165
    Non-cash research and development
     expenses                                     $      --      $      --         $   737,394
    Non-cash professional fees                    $    26,550    $    49,586       $   326,082
    Non-cash interest payments                    $      --      $     6,600       $    13,530
    Debt forgiveness                              $      --      $   (20,757)      $   (49,474)
    Non-cash debt conversion expense              $      --      $      --         $   126,000
    Discount on convertible debentures$                 4,934    $     7,308       $   303,070
    Change in operating assets and
     liabilities:
    Prepaid expenses                              $       342    $     5,170       $         0
    Accounts payable and accrued
     liabilities                                  $   303,919    $    (4,017)      $   525,166
                                                  -----------    -----------       -----------

Net cash provided by (used in)
operating activities                              $   (45,237)   $   (29,312)      $(1,204,240)


Cash flows from investing activities:

   Patent costs                                   $      --      $    (8,100)      $   (42,303)
   Purchase of equipment                          $      --      $      --         $    (3,980)
   Disposal of equipment                          $      --      $      --         $     1,014
                                                  -----------    -----------       -----------
Net cash provided by (used in)
Investing                                         $      --      $    (8,100)      $   (45,269)

Activities Cash flow from financing activities:

    Proceeds from issuance of
     notes payable                                $       870    $      --         $   443,750
    Payment of notes payable                      $      --      $   (74,941)      $  (251,818)
    Proceeds from issuance of
     convertible debt                             $      --      $      --         $   665,000
    Payment on convertible debt                   $      --      $      --         $  (380,000)
    Proceeds from sale of common
     shares                                       $      --      $   103,022       $   428,619
    Proceeds from issuance of
     common shares, net                           $      --      $      --         $   282,958
                                                  -----------    -----------       -----------
Net cash provided by financing
 activities                                       $       870    $    28,081       $ 1,188,509
Increase (decrease) in cash and
 cash equivalents                                 $   (44,367)   $    49,292       $       509

Cash and cash equivalents,
 beginning of period                              $    44,367    $    49,311       $      --
Cash and cash equivalents,
 end of period                                    $         0    $    98,603       $       509

                           ID Technologies Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

1.  Management's Opinion

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

3. Revenue

License revenue represents the amortization of the Bob Barker Company license valued at $89,062 and the Global Biometric's licenses transferred from Protek for $75,000 for the first quarter ending March 31, 2001. These license fees were amortized at rates of $1,895 and $937 per quarter respectively in each of the second quarters ending June 30, 2002 and June 30, 2001.

4. Related Party Accounts Payable and Accrued Liabilities


Accounts payable were $256,584 and accrued liabilities were $268,582 as of June 30, 2002. The accounts payable include $81,828 payable for consulting due the independent contractor who served as Corporate Secretary the entire period and as Acting President and CEO since June 10, 2002. The Company also owes the former controller, an independent contractor, a payable of $86,259.


The accrued liabilities include accrued wages of $91,666 owed to the former President and CEO for service prior to the Board's acceptance of his resignation on June 10, 2002. Because of the Company's lack of cash, the former President and CEO guaranteed payment to the law firm representing the Company in the Nash Group litigation. The current bill for these services is over $35,000. He has also incurred costs greater than $10,000 for his personal attorney in that proceeding. The Company recognizes indebtedness to the former President and CEO to extent he incurs such legal costs defending the Company and himself in that proceeding. The Chairman of the Board of Directors has accrued wages of $12,500 for his services as Treasurer.

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

The Company currently has outstanding $185,000 of unsecured, subordinated, convertible debentures that matured at various times, along with accrued interest at 12%, from April 2002 through May 2002. As of May 15, 2002, $185,000 is matured, due and in default. The Company has proposed to all debenture holders that they either convert the principal and interest into common stock at $0.26 per share or accept a one-year extension to the life of the debenture and a reduction in the conversion price from $2.50 to $0.50 per share. If debenture holders reject the proposals and request settlement in cash, the Company does not currently possess sufficient cash to extinguish the debentures. At this time, management cannot determine the outcome of these proposals.

6. Notes Payable.

In June 2000, the Company borrowed from American Express $50,000 for 48 months at an interest rate of 14%. Until recently, the Company made payments of approximately $1,366 per month in principal and interest. As of June 30, 2002, the outstanding balance of the note was $35,242 and the debt was in default.

On September 4, 2001, the Company borrowed $60,000 from RBC Centura, which was personally guaranteed by the Company's former Chief Executive Officer and the Chairman of the Board of Directors, at an interest rate of prime plus 2%. The note was renewed on March 26, 2002 and was due May 26, 2002. The Company's former Chief Executive Officer and the Chairman of the Board of Directors extended the note and subsequently, on July 24, 2002, paid the note in full. As a result the Company now owes the Company's former Chief Executive Officer and the Chairman of the Board of Directors $30,000 each plus any interest they paid RBC Centura during the life of the loan.

7.  Litigation

On December 18, 2001, the Company and its former Chief Executive Officer personally were served a complaint pursuant to which both the Company and its former Chief Executive Officer were named as defendants in a lawsuit filed by five prospective investors in the Superior Court in Johnston County, North Carolina.

On June 10, 2002, with the support of former President and CEO Phil Johnston, the Board unanimously voted in favor of a settlement proposed by nine of ten plaintiffs, potential plaintiffs, and other members of the group. On June 25, 2002, a majority of the plaintiffs filed a Notice of Voluntary Dismissal with Prejudice. ID Technologies Corporation will issue 38,461 shares of stock (valued at $0.26 per share for an amount equal in value to $10,000) to each of up to ten settling Nash Group members. Only two plaintiffs remain before the court.

The United States Court for the Eastern District of North Carolina dismissed in February 2002 another lawsuit involving the Company and Fingerprint Cards AB
(FPC) of Goteberg, Sweden.

Item 2. Management's Plan of Operation.

         Management Changes

Effective with the June 10, 2002, resignation of former President and CEO, Corporate Secretary Mark K. Seifert became Acting President and CEO. Seifert, an independent contractor, has served as the Company's Corporate Secretary since October 23, 2000 and was elected to the Board of Directors on December 19, 2001.

Seifert, a 46-year-old attorney, began work for the Company in January 2000 as an independent contractor under a Finders Agreement providing for compensation at the rate of five percent (5%) of any transaction the Company consummates with a target resulting from Seifert's introduction of the Company to the target. The agreement is still in effect. Seifert has also provided the Company with additional key advice and counsel on a variety of legal and business strategy issues during the past 18 months.

On November 8, 2001, Seifert and the Company signed a patent and trademark assignment agreement in which Seifert assigned to the Company the intellectual property known as the Seifert I patent application filed on December 19, 2001. If the Company earns money from use of, or a transaction involving, Seifert I or other intellectual property Seifert develops, the Company must pay Seifert a royalty of between three percent (3%) and ten percent (10%) depending on the nature of the transaction.

Seifert has practiced law in Washington, DC, and in North Carolina for 20 years. He received his law degree from Boston University School of Law in 1981 after graduating from Duke University in 1978. From 1982 to 1988, he served at the Department of the Interior as a federal government attorney and at the Federal Energy Regulatory Commission as a manager. Between 1988 and 1994, he served as a senior attorney and later as vice president of a national trade association in Washington. Since 1994, Seifert has advising clients on a wide variety of complex legal and practical matters. He is licensed to practice law in the District of Columbia and in North Carolina.

Seifert's agreements with the Company are attached in Exhibit 10.18. Seifert owns no stock but has received 55,000 stock options.

            Management's Plan

The Company is engaged in the development of biometric technologies and products for licensing worldwide. The Company holds the patent for a card, panel, or substrate allowing "on-board" storage an authentication (identification) of fingerprints with a frontier biometric market size estimated to be multibillion dollars. The potential applications of this technology are many and varied: from welfare cards to loyalty, medical records, personal information cards to controlling the use of firearms.

Until December 2000, the Company's relied upon its scientific partner, SafeNet of Baltimore, Maryland, for technology development and production. SafeNet is a leading provider of network and Internet security systems and technologies. SafeNet is a holder of approximately 12% of the Company's common stock and holds a Company license in the fields of Internet, computer network, banking and treasury fields worldwide which SafeNet sublicensed in perpetuity to Global Biometric in the fourth quarter of 2000.

A prototype 8 chip card was completed in April 2001, as well as a comprehensive manufacturing plan by SafeNet, to build a single-chip production card at a cost below $20 in future years.

The non-recurring engineering cost (NRE) to reduce the technology to a single chip will be the responsibility of engineering supply firms, including Global Biometric and other engineering firms. These development costs are estimated at approximately $1,700,000.

Global Biometric purchased the engineering development rights from SafeNet in November 2000 for $1,400,000. IDTEK or its suppliers have the right to develop biometric fingerprint cards. Currently, IDTEK has no plans to develop its own biometric fingerprint card.

The Company has initial licenses in place with SafeNet, Global Biometric, Power^Up, Bob Barker Company and BrentScott, which are expected to yield $400,000 in additional license fees when card production begins. Production is currently expected to begin in 2003. The licenses to Bob Barker Company, SafeNet and Global Biometric are paid in full. The options Global Biometric had for four additional licenses expired unexercised on June 30, 2001. The Company will attempt to sell those licenses to other interested parties, but makes no assurances that it will be able to do so.

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

- A biometric fingerprint card, which will not require an independent power source.

- A biometric fingerprint card safeguarding personal privacy (a government or corporate database system is unnecessary).

- A biometric fingerprint card with 113 mps of computing power (the power of a Palm Pilot).

The Company's biometric fingerprint card is essentially a stand-alone computer on a card protected by the Lane foundation patent: United States Patent Number 5,623,552 issued on April 22, 1997 with an enforceable life until August 15, 2015. The Company filed other biometric patents in February and December 2001.


The Company has been a development stage company with nominal revenues since its inception. Losses were $1,684,313 in 1997, $1,426,725 in 1998, $939,741 in 1999,
$906,644 in 2000, $487,354 in 2001, $177,234 in the first quarter of 2002 and
$201,332 in the second quarter of 2002.

As of June 30, 2002, the Company had no cash. The Company's cash burn rate of approximately $7,000 per month is payable or accrued liability. All salaries were accrued rather than paid in cash beginning on November 30, 2001.


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

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001:

License revenue for the second quarter of 2002 was $2,832 as compared to $2,832 for the same period of 2001. The license revenue is comprised of amortization of the Bob Barker and Global Biometric's licenses. No new license agreements were sold during the second quarter of 2002. The Company earned no royalty revenue for the three months ended June 30, 2002 or for the three months ended June 30, 2001. The first and most recent royalty payments (recorded during the first quarter 2001) came from SafeNet's sales to a foreign government agency that is using the Company's technology. Royalty payments are predicated on the licensees' sale price of the cards to end-users.

The research and development expenses are a non-cash entry in prior years, which mirrored exactly SafeNet's research and development cash expenses for the development of the biometric fingerprint card. No research and development costs were incurred in the three months ended June 30, 2002.

The development of the card is now being done by Global Biometric, which purchased nonexclusive development rights from SafeNet in November 2000 for $1,400,000. Other engineering firms are also developing a fingerprint card. Accordingly, there is no longer an accounting requirement to mirror the biometric suppliers' research and development cost.

Selling, general, and administrative expenses during the three months ended June 30, 2002 were $181,257 up approximately 78% from the $104,342 of such expenses in the prior year period. The variance is primarily due to the cost of defending the Nash Group lawsuit. Interest expense was $19,253 in the second quarter of 2002, up from $7,041 in the second quarter of 2001. The interest is 12% on $185,000 convertible debentures issued in April through June of 1999 and 14% on a $60,000 note payable issued in the last quarter 2001. The Company's net operating loss for the three months ended June 30, 2002 was $201,332 up 223% from the net operating loss of $90,203 for the three months ended June 30, 2001, with the increase being attributable primarily to the costs of litigation.

The Company is out of cash and has produced no significant revenue this year. The Company was unable to renew for lack of funds its Directors and Officers insurance policy and has had to surrender its leased offices at the Centennial Campus of North Carolina State University. The Company has been unable to generate revenue, find adequate financing, or encourage new investment. The Company owes and is in default on up to $185,000 in debentures. It has defaulted on a $35,242 debt to American Express and owes over $300,000 more to a variety of outside creditors including accountants, law firms, and other contractors, and to insiders including the former President and CEO, the Chairman of the Board of Directors, the Secretary and Acting President, and an independent contractor who served as the Company's controller. Other than loans to the Company by the former President and CEO and by the Chairman, the Company incurred debts to employees and contractors as operational costs during the period from November 2001 to the present. During that time, the Company has had no revenue and little cash.

The Company is incurring legal and audit fees including the expense of an annual audit of approximately $100,000 per year to remain a public company. Although the Company actively negotiated during the second quarter with more than one potential suitor, agreement eluded the parties after much labor. The Company also negotiated unsuccessfully to sell additional licenses to more than one potential licensee during the three months ending June 30, 2002.

Unless the Company can readily find a significant source of revenue or investment capital, it will have to cease active operations. Under circumstances such as the Company now faces, after months with no money, it may be compelled to file a Form 15 voluntary de-listing in the immediate future. This would reduce costs by permitting the Company to become a private, rather than a public, development stage company. The Company has also learned from more than one potential suitor or investor that its status as public company could hinder or even prevent an acquisition or investment otherwise in the best interests of the shareholders.

The Company believes its intellectual property will be very valuable in the future, but its shareholders may have to patiently await further developments in the technology and in the market for biometrics before this promise can be realized. It may no longer be in the shareholders' best interests to remain a public company while awaiting such developments.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 18, 2001, the Company and its former Chief Executive Officer personally were served a complaint pursuant to which both the Company and its former Chief Executive Officer were named as defendants in a lawsuit filed by five prospective investors in the Superior Court in Johnston County, North Carolina.

On June 10, 2002, with the support of former President and CEO Phil Johnston, the Board unanimously voted in favor of a settlement proposed by nine of ten plaintiffs, potential plaintiffs, and other members of the group.

On June 25, 2002, a majority of the plaintiffs filed a Notice of Voluntary Dismissal with Prejudice. ID Technologies Corporation will issue 38,461 shares of stock (valued at $0.26 per share for an amount equal in value to $10,000) to each of up to ten settling Nash Group members. Only two plaintiffs remain before the court.

The United States Court for the Eastern District of North Carolina dismissed in February 2002 another lawsuit involving the Company and Fingerprint Cards AB
(FPC) of Goteberg, Sweden.

The Company is not involved in any other material pending legal proceeding adverse to the Company.

Item 2. Changes in Securities and Use of Proceeds.

The Company issued no securities during the three month period ended June 30, 2002.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended June 30, 2002.

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

 10.18 Agreements between the Company and Mark K. Seifert, Acting President and CEO.

 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Mark K. Seifert.

 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of William F. Lane.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ID TECHNOLOGIES CORPORATION


                                   BY /s/ Mark K. Seifert
                                      ---------------------------------
DATE:    August 13, 2002              Mark K. Seifert,
                                      Acting President and CEO


                                        /s/ William F.  Lane
                                      ---------------------------------
DATE:    August 13, 2002              William F. Lane,
                                       Chairman and Treasurer
                                      (Principal Financial Officer)